Form 10QSB
period 1996-03-31
KNOWLEDGEBROKER INC
filed 1996-05-15
CIK 948280

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC. 20549


                                  FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                to
                                  ---------------    ---------------

Commission file number: 0-26626

                             KNOWLEDGEBROKER, INC.
       (Exact name of small business issuer as specified in its charter)


                     NEVADA


84-0856578
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)


                    13295 MIRA LOMA ROAD, RENO, NEVADA 89511
                    (Address of principal executive offices)

                                 (702) 852-5711
                          (Issuer's telephone number)


- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

  Check whether the issuer (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.
                         Yes [ X ]            No [   ]

  The number of shares outstanding of the common stock of the registrant on March 31, 1996, the latest practicable date, was 8,908,870.

                             KNOWLEDGEBROKER, INC.

                                     INDEX



                                                                 Page No.
                                                                 --------
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements                                       3

  Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                 9-10

PART II - OTHER INFORMATION

SIGNATURES





The accompanying notes are an integral part of these financial statements.     2

                             KNOWLEDGEBROKER, INC.
                                 BALANCE SHEETS
                      March 31, 1996 and December 31, 1995



                                     ASSETS

                                                                          March 31,          December 31,
                                                                            1996                1995
                                                                        -------------        -----------
                                                                          (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                               $   60,687         $  131,653
   Marketable securities available for sale                                    50,000             50,000
   Trade accounts receivable, net of allowance for doubtful accounts          513,389            374,595
   Note receivable in connection with exercised stock option                        -              9,950
   Prepaid expenses and other                                                  75,796             77,341
   Income tax receivable                                                      168,046            168,046
   Deferred income taxes                                                      159,324            216,433
                                                                            ---------          ---------

             Total current assets                                           1,027,242          1,028,018
                                                                            ---------          ---------

PROPERTY AND EQUIPMENT                                                        247,582            231,360
   Less accumulated depreciation and amortization                            (103,273)           (92,149)
                                                                            ---------          ---------

             Property and equipment, net                                      144,309            139,211
                                                                            ---------          ---------

OTHER ASSETS
   Deferred income taxes                                                      119,413            119,413
   Other                                                                        4,065              4,065
                                                                            ---------          ---------

                Total other assets                                            123,478            123,478
                                                                            ---------          ---------

TOTAL ASSETS                                                               $1,295,029         $1,290,707
                                                                            =========          =========





The accompanying notes are an integral part of these financial statements.     3

                             KNOWLEDGEBROKER, INC.
                           BALANCE SHEETS - CONTINUED
                      March 31, 1996 and December 31, 1995



                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                          March 31,         December 31,
                                                                            1996               1995
                                                                       --------------      -------------
                                                                          (Unaudited)
CURRENT LIABILITIES
   Note payable - line of credit                                           $        -        $    30,000
   Accounts payable                                                            78,290            213,186
   Accrued shareholder bonuses and salaries                                    58,750             58,750
   Other accrued expenses                                                     377,842            383,323
   Deferred income                                                             52,628             52,628
                                                                            ---------          ---------

             Total liabilities                                                567,510            737,887
                                                                            ---------           --------

SHAREHOLDERS' EQUITY
   Preferred stock; $0.01 par value; 5,000,000 shares authorized                    -                  -
   Common stock; $0.01 par value; 25,000,000 shares
       authorized; 9,308,447 and 9,267,947 shares issued                       93,085             92,680
   Additional paid-in capital                                               1,206,995          1,166,900
   Retained earnings                                                          193,094             82,235
                                                                           ----------        -----------
                                                                            1,493,174          1,341,815
   Less notes receivable in connection with exercised stock options          (765,655)          (788,995)
                                                                            ---------          ---------
             Total shareholders' equity                                       727,519            552,820
                                                                           ----------         ----------

TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                                                  $1,295,029         $1,290,707
                                                                            =========          =========





The accompanying notes are an integral part of these financial statements.     4

                             KNOWLEDGEBROKER, INC.
                            STATEMENTS OF OPERATIONS
                   Three months ended March 31, 1996 and 1995
                                  (Unaudited)

                                                                       Three months          Three months
                                                                      Ended March 31,       Ended March 31,
                                                                           1996                  1995
                                                                      ---------------      ----------------
Revenues
   Support desk services                                                  $369,519             $ 460,111
   Software sales                                                          257,674                36,847
                                                                           -------               -------
      Total revenues                                                       627,193               496,958
                                                                           -------               -------

Direct personnel cost of support desk services
   and software sales                                                      165,727               133,511
                                                                           -------               -------
      Revenues, net of direct costs                                        461,466               363,447
                                                                           -------               -------

Expenses
   Selling, general and administrative                                     311,197               273,000
   Depreciation and amortization                                            11,125                 9,808
                                                                           -------               -------
      Total expenses                                                       322,322               282,808
                                                                           -------               -------

      Operating profit                                                     139,144                80,639

Other income (expense)
   Interest and other income                                                29,706                 2,272
   Interest expense                                                           (882)                    -
                                                                           -------               -------

Income before income taxes                                                 167,968                82,911

Income taxes                                                              (57,109 )              (28,189)
                                                                           -------               -------

Net income                                                                $110,859             $  54,722
                                                                           =======              ========

Weighted average number of common
   shares outstanding                                                    9,301,771             6,179,054
                                                                         =========             =========

Net income per common share                                                   $.01                  $.01
                                                                               ===                   ===





The accompanying notes are an integral part of these financial statements.     5

                             KNOWLEDGEBROKER, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                   Three months ended March 31, 1996 and 1995
                                  (Unaudited)



                                            Common Stock       Additional
                                          ----------------      Paid-In     Retained      Notes
                                        Shares         Amount   Capital     Earnings    Receivable     Total
                                        ------         ------  ---------    --------    ----------    -------
Balances at December 31, 1994          4,797,193      $47,971 $  153,904    $152,$90           -      $353,965

Issuance of common stock for
  compensation and expense
  reimbursement                        3,886,565       38,867     93,040           -           -       131,907

Net income for three months                    -            -          -      54,722           -        54,722
                                       ---------       ------  ---------     -------     -------       -------

Balances at March 31, 1995             8,683,758      $86,838 $  246,944    $206,812    $      -      $540,594
                                       =========       ======  =========     =======     =======       =======

Balances at December 31, 1995          9,267,947      $92,680 $1,166,900    $ 82,235   $(788,995)     $552,820

Warrants exercised                        40,500          405     40,095           -           -        40,500

Cash received on notes recievable              -            -          -           -      23,340        23,340

Net income for three months                    -            -          -     110,859           -       110,859
                                       ---------       ------  ---------     -------    --------       -------

Balances at March 31, 1996             9,308,447      $93,085 $1,206,995    $193,094   $(765,655)     $727,519
                                       =========       ======  =========     =======    ========       =======





The accompanying notes are an integral part of these financial statements.     6

                             KNOWLEDGEBROKER, INC.
                            STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 1996 and 1995
                                  (Unaudited)

                                                                        Three months      Three months
                                                                       Ended March 31,   Ended March 31,
                                                                            1996              1995
                                                                       ---------------   ---------------
Cash flows from operating activities
  Net income                                                                 $ 110,859        $   54,722
  Adjustments to reconcile net income
     to net cash provided (used) by operating activities
         Deferred income taxes (benefit)                                        57,109            (9,151)
         Depreciation and amortization                                          11,124             9,808
         Common stock issued for compensation
            and expense reimbursement                                                -           (10,000)
         Changes in assets and liabilities
            Trade accounts receivable                                         (138,794)           21,909
            Prepaid expenses and other                                           1,545              (917)
            Accounts payable and accrued liabilities                          (140,377)          (11,679)
            Income taxes payable                                                     -          (144,811)
            Deferred income                                                          -             9,151
                                                                              --------         ---------

Net cash used by operating activities                                          (98,534)          (80,968)
                                                                              --------         ---------

Cash flows from investing activities
  Purchase of property and equipment                                           (16,222)           (5,753)
  Purchase of marketable securities                                                  -                 -
                                                                              --------         ---------

Net cash used in investing activities                                          (16,222)           (5,753)
                                                                              --------         ---------

Cash flows from financing activities
  Net change in borrowings under line of credit                                (30,000)                -
  Principal repayments on long-term debt                                             -              (960)
  Collections on notes receivable in connection with
     exercised stock options                                                    33,290                 -
  Issuance of common stock upon exercise of warrants                            40,500                 -
  Decrease in cash overdraft                                                         -          (156,977)
                                                                              --------         ---------

Net cash provided (used) by financing activities                                43,790          (157,937)
                                                                              --------         ---------

Decrease in cash                                                               (70,966)         (244,658)

Cash and cash equivalents at beginning of period                               131,653           328,761
                                                                              --------         ---------

Cash and cash equivalents at end of period                                   $  60,687        $   84,103
                                                                              ========         =========

Supplemental Disclosures:

  Cash paid for interest                                                     $     882        $        -
                                                                              ========         =========





The accompanying notes are an integral part of these financial statements.     7

                             KNOWLEDGEBROKER, INC.
                         NOTES TO FINANCIAL STATEMENTS
                   Three months ended March 31, 1996 and 1995
                                  (Unaudited)



NOTE A - GENERAL

KnowledgeBroker, Inc. (a California Corporation) ("KBI" or "Company") was incorporated on March 27, 1992. The Company provides integrated information system "help desk" functions for Fortune 1000 companies throughout the United States and develops, sells and maintains informational databases to provide on-line computer hardware and software applications support.

The interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes for the years ended December 31, 1995 and 1994.

In the opinion of management, the unaudited interim financial information of the Company contains all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the Company's financial position and the results of its operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REVENUES

Total revenues increased from approximately $497,000 for the three months ended March 31, 1995 to approximately $627,000 for the three months ended March 31, 1996, representing a 26% increase over 1995. This increase in revenue reflects the Company's rising software sales, offset by the decrease in support desk services revenues. The increase in software sales is the result of management's aggressive expansion efforts in product sales. The decrease in support desk services is largely the result of the loss of a significant client in early 1995. This client accounted for approximately 66% of revenue during the four months ended April 30, 1995, and at that time made the decision to take the support desk function in-house.

The Company intends to continue to add clients, and diversify as necessary to reduce the impact and importance of significant clients. This process includes proposals to potential customers and increased marketing efforts. Currently all of the Company's clients are serviced in the United States. The Company anticipates expanding in the near term into international markets. Management believes that support desk services will continue in the medium term as the more significant portion of the business although management intends to continue its efforts to expand the product sales portion of the business as well.

DIRECT COSTS AND OPERATING EXPENSES

Direct personnel cost of support desk services as a percentage of support desk services revenue for the three months ended March 31, 1996 and 1995 are 45% and 29%, respectively. This increase in cost as a percentage of revenues results primarily from up front costs incurred in connection with one significant account added in 1996. These costs are expected to sustain a more constant rate as the level of service demand which drives revenues also impacts the number of personnel and related hours and compensation required to support the service provided. Selling, general, and administrative expenses increased by approximately 14% for the quarter ended March 31, 1996 over the quarter ended March 31, 1995. Salaries and related expenses continue to be the major component of direct costs and selling, general, and administrative costs representing approximately 48% and 62% of total costs and expenses during the three months ended March 31, 1996 and 1995, respectively.

PROVISION FOR INCOME TAXES

The income tax rate for each of the periods presented approximates 34% as there are no significant permanent differences for financial income tax reporting and Federal income tax reporting purposes. For the quarter ended March 31, 1996, the Company utilized the benefit of net operating losses previously generated.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations primarily through capital contributions and subsequently through cash generated from operating activities and exercise of stock options and warrants granted. The Company used cash in its operations of $99,000 and $81,000 during the three months ended March 31, 1996 and 1995, respectively. The use of cash resulted from net income generated offset primarily by increases in trade accounts receivable and payments of accounts payable and accrued liabilities for the three months ended March 31, 1996, and payment of income taxes for the three months ended March 31, 1995. Accounts receivable increased significantly from December 31, 1995 to March 31, 1996, corresponding to increases in sales to a significant customer. Accounts payable declined significantly from December 31, 1995 to March 31, 1996 due primarily to payment of up front costs incurred for a significant new customer. Days sales in accounts receivable at March 31, 1996 and 1995 amounted to 74 and 68, respectively. The Company does not currently anticipate that it will experience significant problems in collecting substantially all of the accounts receivable outstanding at March 31, 1996.
The Company believes that additional customers added in the future will not significantly affect collections of accounts receivable.

The Company used cash for investing activities during the three months ended March 31, 1996 and 1995 amounting to $16,222 and $5,753, respectively, to acquire equipment and software. The Company's principal commitments consist of its operating facility lease and other office equipment leases.

The Company generated cash from financing activities of $43,790 during the quarter ended March 31, 1996 from the issuance of stock through stock options and warrants exercised. The Company used cash of $156,977 during the quarter ended March 31, 1995 to reduce the cash overdraft. The Company used $30,000 and $960 for payments on long-term debt and lines of credit during the three months ended March 31, 1996 and 1995, respectively.

GENERAL

At present, the Company's business is not seasonal. As the Company continues to grow into retail software products, seasonality of business may begin to impact the Company.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


KNOWLEDGEBROKER, INC.



By:  /s/ Brad Stanley
   -----------------------------------                        Date: May 13, 1996
     Brad Stanley, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.


     /s/ Brad Stanley
- -----------------------------------                                 May 13, 1996
Brad Stanley, President,
Chief Financial Officer,
Secretary and Director


     /s/ James T. Alexander
- -----------------------------------                                 May 13, 1996
James T. Alexander,
Executive Vice President,
Assistant Secretary and Director

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
- -------                  -----------
  27          -  Financial Data Schedule
