Form 10QSB
period 1996-06-30
KNOWLEDGEBROKER INC
filed 1996-09-03
CIK 948280

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB

(Mark one)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For this transition period from                    to
                                -------------------   --------------------------

Commission file number: 0-26626

                             KNOWLEDGEBROKER, INC.
       (Exact name of small business issuer as specified in its charter)


            NEVADA                                       84-0856578
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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) had been subject to such filing requirements for the past 90 days.

                            Yes [    ]      No [ X ]

         The number of shares outstanding of the common stock of the registrant on June 30, 1996, the latest practicable date, was 8,908,870.

                             KNOWLEDGEBROKER, INC.

                                     INDEX



                                                                                                      Page
                                                                                                    --------
PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements                                                                  3 - 7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                   8 - 9

PART II - OTHER INFORMATION

SIGNATURES                                                                                                10





The accompanying notes are an integral part of these financial statements.     2

                             KNOWLEDGEBROKER, INC.
                                 BALANCE SHEETS
                      June 30, 1996 and December 31, 1995


                                     ASSETS

                                                                           June 30,          December 31,
                                                                             1996                1995
                                                                          ----------          ----------
                                                                          (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                              $    5,052          $  131,653
   Marketable securities available for sale                                   50,000              50,000
   Trade accounts receivable, net of allowance for doubtful accounts         375,148             374,595
   Receivables from affiliates                                                 9,004                   -
   Note receivable in connection with exercised stock option                       -               9,950
   Prepaid expenses and other                                                 63,946              77,341
   Income tax receivable                                                     168,046             168,046
   Deferred income taxes                                                     159,324             216,433
                                                                          ----------          ----------

                 Total current assets                                        830,520           1,028,018
                                                                          ----------          ----------

PROPERTY AND EQUIPMENT                                                       257,927             231,360
   Less accumulated depreciation and amortization                           (114,400)            (92,149)
                                                                          ----------          ----------

                 Property and equipment, net                                 143,527             139,211
                                                                          ----------          ----------

OTHER ASSETS
   Deferred income taxes                                                     240,058             119,413
   Other                                                                       4,065               4,065
                                                                          ----------          ----------

                 Total other assets                                          244,123             123,478
                                                                          ----------          ----------

TOTAL ASSETS                                                              $1,218,170          $1,290,707
                                                                          ==========          ==========




The accompanying notes are an integral part of these financial statements.     3

                             KNOWLEDGEBROKER, INC.
                           BALANCE SHEETS - CONTINUED
                      June 30, 1996 and December 31, 1995


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                           June 30,          December 31,
                                                                             1996                1995
                                                                          ----------          ----------
                                                                         (Unaudited)
CURRENT LIABILITIES
   Note payable - line of credit                                         $    43,000          $   30,000
   Accounts payable                                                          223,231             213,186
   Accrued shareholder bonuses and salaries                                   99,932              58,750
   Other accrued expenses                                                    298,945             383,323
   Deferred income                                                            52,628              52,628
                                                                          ----------          ----------

                 Total liabilities                                           717,736             737,887
                                                                          ----------          ----------

SHAREHOLDERS' EQUITY
   Preferred stock; $0.01 par value; 5,000,000 shares authorized                   -                   -
   Common stock; $0.01 par value; 25,000,000 shares
      authorized; 9,308,447 and 9,267,947 shares issued                       93,085              92,680
   Additional paid-in capital                                              1,206,995           1,166,900
   Retained earnings (accumulated deficit)                                   (41,099)             82,235
                                                                          ----------          ----------
                                                                           1,258,981           1,341,815
   Less notes receivable in connection with exercised stock options         (758,547)           (788,995)
                                                                          ----------          ----------
              Total shareholders' equity                                     500,434             552,820
                                                                          ----------          ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $1,218,170          $1,290,707
                                                                          ==========          ==========




The accompanying notes are an integral part of these financial statements.     4

                             KNOWLEDGEBROKER, INC.
                            STATEMENTS OF OPERATIONS
               Three and six months ended June 30, 1996 and 1995
                                  (Unaudited)

                                                   Three months                         Six months
                                                      ended                               ended
                                             ------------------------           -------------------------
                                               1996           1995                1996            1995
                                             ---------      ---------           ---------       ---------
Revenues
   Support desk services                     $  68,695      $ 201,612           $ 438,214       $ 661,723
   Software sales                              128,661        298,672             386,335         335,519
                                             ---------      ---------           ---------       ---------
      Total revenues                           197,356        500,284             824,549         997,242
                                             ---------      ---------           ---------       ---------

   Direct cost of support desk
      services and software sales              162,375        168,054             328,102         301,565
                                             ---------      ---------           ---------       ---------
                                                34,981        332,230             496,447         695,677
                                             ---------      ---------           ---------       ---------
Expenses
   Selling, general and administrative         348,800        293,183             689,997         566,183
   Depreciation and amortization                11,122         10,105              22,247          19,913
                                             ---------      ---------           ---------       ---------
      Total expenses                           359,922        303,288             712,244         586,096
                                             ---------      ---------           ---------       ---------

      Operating profit (loss)                 (324,941)        28,942            (215,797)        109,581

Other income (expense)
   Interest and other income                       145          9,446              29,851          11,718
   Interest expense                                (42)            (6)               (924)             (6)
                                             ---------      ---------           ---------       ---------

Income (loss) before income taxes             (324,838)        38,382            (186,870)        121,293

Income taxes                                   110,445        (13,051)             63,536          41,240
                                             ---------      ---------           ---------       ---------

Net income (loss)                            $(214,393)     $  25,331           $(123,334)      $  80,053
                                             =========      =========           =========       =========

Net income (loss) per common share              $(0.02)        $ 0.00              $(0.01)         $ 0.01
                                                 =====          =====               =====           =====

Weighted average common and
   common equivalent shares
   outstanding                               9,379,875      7,495,163           9,353,774       8,754,072
                                             =========      =========           =========       =========





The accompanying notes are an integral part of these financial statements.     5

                             KNOWLEDGEBROKER, INC.
                            STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 1996 and 1995
                                  (Unaudited)

                                                                          Six months         Six months
                                                                        Ended June 30,     Ended June 30,
                                                                             1996              1995
                                                                          ----------        -----------
Cash flows from operating activities
   Net income (loss)                                                      $ (123,334)       $    80,053
   Adjustments to reconcile net income (loss)
     to net cash provided (used) by operating activities
         Deferred income taxes (benefit)                                     (63,536)            (9,151)
         Depreciation and amortization                                        22,251             19,615
         Provision for doubtful accounts                                      90,081             37,900
         Changes in assets and liabilities
            Trade accounts receivable                                        (90,634)           (82,154)
            Prepaid expenses and other                                        13,395            (35,337)
            Accounts receivable affiliates                                    (9,004)                 -
            Deposits                                                               -              4,907
            Accounts payable                                                  10,045           (101,749)
            Accrued liabilities                                              (43,196)             5,883
            Income taxes payable                                                   -           (176,000)
            Deferred income                                                        -             25,000
                                                                          ----------        -----------

Net cash used by operating activities                                       (193,932)          (231,033)
                                                                          ----------        -----------

Cash flows from investing activities
   Purchase of property and equipment                                        (26,567)           (24,952)
                                                                          ----------        -----------

Net cash used in investing activities                                        (26,567)           (24,952)
                                                                          ----------        -----------

Cash flows from financing activities
   Net change in borrowings under line of credit                              13,000                  -
   Principal repayments on long-term debt                                          -             (2,340)
   Collections on notes receivable in connection with
     exercised stock options                                                  40,398                  -
   Issuance of common stock for warrants exercised                            40,500                  -
                                                                          ----------        -----------

Net cash provided (used) by financing activities                              93,898             (2,340)
                                                                          ----------        -----------

Decrease in cash                                                            (126,601)          (258,325)

Cash and cash equivalents at beginning of period                             131,653            328,761
                                                                          ----------        -----------

Cash and cash equivalents at end of period                                $    5,052        $    70,436
                                                                          ==========        ===========

Supplemental disclosures:

   Cash paid for:
     Interest                                                             $      421        $         6
                                                                          ==========        ===========
     Income taxes                                                         $        -        $   173,000
                                                                          ==========        ===========





The accompanying notes are an integral part of these financial statements.     6

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


NOTE B - ECONOMIC DEPENDENCE

During 1996, the Company had three customers which individually account for greater than 10% of total revenue, and on a combined basis account for approximately 80% of total revenue.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REVENUES

Total revenues for the three months ended June 30, 1996 were $197,000 as compared to $500,000 for the three months ended June 30, 1995, a decrease of $303,000 or 61%.

Total revenues decreased from approximately $997,000 for the six months ended June 30, 1995 to approximately $825,000 for the six months ended June 30, 1996, representing a 17% decrease over 1995. The decrease in revenue reflects the Company's change in sales model from direct sales to training and managing Value Added Resellers ("VAR"). The Company's sales mainly consist of two components, software sales and support desk services. Software sales is increasing as a result of management's aggressive expansion efforts in product sales due to higher profit margins. Support desk service revenue is decreasing largely as a result of the loss of a significant client in early 1995. This client accounted for approximately 66% of revenue during the four months ended April 30, 1995, and at that time made the decision to take the support desk function in-house.

The three months ended June 30, 1996 has been a building and investing period for KnowledgeBroker, Inc. with new sales models, increased senior management, mergers and joint ventures, and two new product releases. The additional revenues from these Reseller and joint venture relationships, which will be announced in the third quarter, should begin to be realized in the third quarter and should increase and stabilize the Company revenue flow into the future. The Company also intends to continue to add clients, and diversify as necessary to reduce the impact and importance of significant clients. This process includes proposals to potential customers and increased marketing efforts. Currently all of the Company's clients are serviced in the United States. The Company anticipates expanding in the near term into international markets. Management believes that support desk services will continue in the medium term as the more significant portion of the business although management intends to continue its efforts to expand the product sales portion of the business as well.

In addition, in the area of product development, the Company will release two new major products. The first is Ask.Me OnLine, AMOL, an internet version of its KnowledgeBase retrieval product and service. The second is Ask.Me Total, a complete suite of products which are compatible with all Problem Management Vendors. Released in the last days of the second quarter, the Company anticipates sizable revenues from both of these sources generated both from VAR and direct sales.

DIRECT COSTS AND OPERATING EXPENSES

Direct personnel costs of support services for the three months ended June 30, 1996 were $162,000 as compared to $168,000 for the three months ended June 30,
1995, a decrease of $6,000 or 3%.   Direct personnel cost of support desk
services as a percentage of support desk services revenue for the six months ended June 30, 1996 and 1995 are 61% and 40%, respectively. This increase in cost as a percentage of revenues results primarily from up front costs incurred in connection with one significant account added in 1996. These costs are expected to sustain a more constant rate as the level of service demand which drives revenues also impacts the number of personnel and related hours and compensation required to support the service provided.

Selling, general and administrative expenses increased $56,000 or 19% during the three months ended June 30, 1996, as compared to the same period in 1995. Selling, general, and administrative expenses increased by approximately 29% for the six months ended June 30, 1996 over the six months ended June 30, 1995. The Company brought on more senior VAR managers for the six months ended June 30, 1996 increasing selling, general and administrative expenses. Salaries and related expenses continue to be the major component of direct costs and selling, general, and administrative costs representing approximately 52% and 69% of total costs and expenses during the six months ended June 30, 1996 and 1995, respectively, and approximately 51% and 68% of total costs and expenses during the three months ended June 30, 1996 and 1995, respectively.

PROVISION FOR INCOME TAXES

The income tax rate for each of the periods presented approximates 34% as there are no significant permanent differences for financial income tax reporting and Federal income tax reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations primarily through capital contributions and subsequently through cash generated from operating activities and exercise of stock options and warrants granted. The Company used cash in its operations of $194,000 and $231,000 during the six months ended June 30, 1996 and 1995, respectively. For the six months ended June 30, 1996, the use of cash primarily resulted from net losses and payments of accrued liabilities. For the six months ended June 30, 1995, the use of cash resulted from net income generated offset primarily by increases in trade accounts receivable and payments of accounts payable and income taxes. Days sales in accounts receivable at June 30, 1996 and 1995 amounted to 83 and 85, respectively. The Company does not currently anticipate that it will experience significant problems in collecting substantially all of the accounts receivable (net of the provision for doubtful accounts) outstanding at June 30, 1996. The Company believes that additional customers added in the future will not significantly affect collections of accounts receivable.

The Company used cash for investing activities during the six months ended June 30, 1996 and 1995 amounting to $27,000 and $25,000, respectively, to acquire equipment and software. The Company's principal commitments consist of its operating facility lease and other office equipment leases.

The Company generated cash from financial activities of $94,000 during the period ended June 30, 1996 from the issuance of stock through stock options and warrants exercised. The Company used $13,000 and $2,000 for payments on long-term debt and lines of credit during the six months ended June 30, 1996 and 1995, respectively.

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


KNOWLEDGEBROKER, INC.



By:  /s/ Brad Stanley
   ------------------------------------------------
      Brad Stanley, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.



     /s/ Brad Stanley
- ---------------------------------------------------             August 30, 1996
Brad Stanley, President, Chief Financial Officer,
Secretary and Director




   /s/ James T. Alexander
- ---------------------------------------------------             August 30, 1996
James T. Alexander, Executive Vice President,
Assistant Secretary and Director

                              INDEX TO EXHIBITS




EXHIBIT
NUMBER                  DESCRIPTION
- -------                 -----------

  27          - Financial Data Schedule
