Form 10QSB
period 1996-09-30
KNOWLEDGEBROKER INC
filed 1996-11-19
CIK 948280

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB

(Mark one)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For this transition period from                        to
                                ----------------------    -------------------
Commission file number: 0-26626

                             KNOWLEDGEBROKER, INC.
       (Exact name of small business issuer as specified in its charter)


         NEVADA                                        84-0856578
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

                         Yes [ ]           No [ X ]

     The number of shares outstanding of the common stock of the registrant on September 30, 1996, the latest practicable date, was 8,908,870.

                             KNOWLEDGEBROKER, INC.

                                     INDEX


                                                                                 Page
                                                                                 ----
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

                             KNOWLEDGEBROKER, INC.
                                 BALANCE SHEETS
                    September 30, 1996 and December 31, 1995


                                     ASSETS

                                                                        September 30,  December 31,
                                                                           1996           1995
                                                                        -----------    -----------
                                                                        (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                           $     5,061    $   131,653
    Marketable securities available for sale                                 50,000         50,000
    Trade accounts receivable, net of allowance for doubtful accounts       386,003        374,595
    Receivables from affiliates                                              24,004           --
    Note receivable in connection with exercised stock option                  --            9,950
    Prepaid expenses and other                                               59,439         77,341
    Income tax receivable                                                   168,046        168,046
    Deferred income taxes                                                   412,476        216,433
                                                                        -----------    -----------

                  Total current assets                                    1,105,029      1,028,018
                                                                        -----------    -----------

PROPERTY AND EQUIPMENT                                                      254,282        231,360
    Less accumulated depreciation and amortization                         (125,521)       (92,149)
                                                                        -----------    -----------

                  Property and equipment, net                               128,761        139,211
                                                                        -----------    -----------

INVESTMENT IN JOINT VENTURE                                                  15,407           --

OTHER ASSETS
    Deferred income taxes                                                    22,182        119,413
    Other                                                                     4,065          4,065
                                                                        -----------    -----------

                  Total other assets                                         26,247        123,478
                                                                        -----------    -----------

TOTAL ASSETS                                                            $ 1,275,444    $ 1,290,707
                                                                        ===========    ===========


The accompanying notes are an integral part of these financial statements.     3

                             KNOWLEDGEBROKER, INC.
                           BALANCE SHEETS - CONTINUED
                    September 30, 1996 and December 31, 1995



                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                      September 30,   December 31,
                                                                          1996           1995
                                                                       -----------    -----------
                                                                       (Unaudited)
CURRENT LIABILITIES
    Note payable - line of credit                                      $   120,000    $    30,000
    Accounts payable                                                       198,164        213,186
    Accrued shareholder bonuses and salaries                               267,765        442,073
    Accrued payroll settlement                                             100,000           --
    Deferred income                                                         52,628         52,628
                                                                       -----------    -----------

                  Total liabilities                                        738,557        737,887
                                                                       -----------    -----------

SHAREHOLDERS' EQUITY
    Preferred stock; $0.01 par value; 5,000,000 shares authorized             --             --
    Common stock; $0.01 par value; 25,000,000 shares
       authorized; 9,308,447 and 9,267,947 shares issued                    93,085         92,680
    Additional paid-in capital                                           1,206,995      1,166,900
    Retained earnings (accumulated deficit)                                 (4,646)        82,235
                                                                       -----------    -----------
                                                                         1,295,434      1,341,815
    Less notes receivable in connection with exercised stock options      (758,547)      (788,995)
                                                                       -----------    -----------
               Total shareholders' equity                                  536,887        552,820
                                                                       -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 1,275,444    $ 1,290,707
                                                                       ===========    ===========




The accompanying notes are an integral part of these financial statements.     4

                             KNOWLEDGEBROKER, INC.
                            STATEMENTS OF OPERATIONS
            Three and nine months ended September 30, 1996 and 1995
                                  (Unaudited)


                                                 Three months                  Nine months
                                                    ended                         ended
                                          --------------------------    --------------------------
                                             1996           1995           1996           1995
                                          -----------    -----------    -----------    -----------
Revenues
    Support desk services                 $   142,603    $   307,439    $   580,817    $   786,803
    Software sales                            193,749        172,645        580,084        728,422
                                          -----------    -----------    -----------    -----------
       Total revenues                         336,352        480,084      1,160,901      1,515,225
                                          -----------    -----------    -----------    -----------

    Direct cost of support desk
       services and software sales            106,406         81,245        434,508        356,292
                                          -----------    -----------    -----------    -----------
                                              229,946        398,839        726,393      1,158,933
                                          -----------    -----------    -----------    -----------
Expenses
    Selling, general and administrative       110,421        313,416        800,418        962,082
    Payroll tax settlement                    100,000           --          100,000           --
    Depreciation and amortization              11,126          9,807         33,373         29,424
                                          -----------    -----------    -----------    -----------
       Total expenses                         221,547        323,223        933,791        991,506
                                          -----------    -----------    -----------    -----------


       Operating profit (loss)                  8,399         75,616       (207,398)       167,427

Equity in earnings                             15,407           --           15,407           --

Other income (expense)
    Interest and other income                 (20,701)         2,009          9,150         13,728
    Interest expense                           (1,928)          (182)        (2,852)          (188)
                                          -----------    -----------    -----------    -----------

Income (loss) before income taxes               1,177         77,443       (185,693)       180,967

Income taxes                                   35,275        (26,331)        98,812        (61,529)
                                          -----------    -----------    -----------    -----------

Net income (loss)                         $    36,452    $    51,112    $   (86,881)   $   119,438
                                          ===========    ===========    ===========    ===========

Net income (loss) per common share        $      0.01    $      0.01    $     (0.01)   $      0.01
                                          ===========    ===========    ===========    ===========

Weighted average common and
    common equivalent shares
    outstanding                             9,308,447      8,860,864      9,306,230      8,000,501
                                          ===========    ===========    ===========    ===========



The accompanying notes are an integral part of these financial statements.     5

                             KNOWLEDGEBROKER, INC.
                            STATEMENTS OF CASH FLOWS
                 Nine months ended September 30, 1996 and 1995
                                  (Unaudited)

                                                                Nine months            Nine months
                                                            Ended September 30,     Ended September 30,
                                                                   1996                   1995
                                                            -------------------     -------------------
Cash flows from operating activities
    Net income (loss)                                            $ (86,881)              $ 119,438
    Adjustments to reconcile net income (loss)
      to net cash provided (used) by operating activities
         Deferred income taxes (benefit)                           (98,812)                 (9,151)
         Depreciation and amortization                              33,373                  29,424
         Provision for doubtful accounts                          (134,709)                   --
         Common stock issued for consulting expenses                  --                   125,000
         Common stock issued for compensation                         --                   131,907
         Merger expenses charged to additional paid in capital        --                   (82,500)
         Changes in assets and liabilities
             Trade accounts receivable                             123,301                 (82,081)
             Prepaid expenses and other                             17,902                 (70,727)
             Accounts receivable affiliates                        (24,004)                   --
             Accounts payable                                      (15,022)               (194,947)
             Accrued liabilities                                  (174,308)                   --
             Accrued payroll settlement                            100,000                    --
             Income taxes payable                                     --                  (102,746)
             Deferred income                                          --                    53,525
                                                                 ---------               ---------

Net cash used by operating activities                             (259,160)                (82,858)
                                                                 ---------               ---------

Cash flows from investing activities
    Investment in Joint Venture                                    (15,407)                   --
    Purchase of property and equipment                             (22,922)                (22,949)
                                                                 ---------               ---------

Net cash used in investing activities                              (38,329)                (22,949)
                                                                 ---------               ---------

Cash flows from financing activities
    Net change in borrowings under line of credit                   90,000                    --
    Principal repayments on long-term debt                            --                    (4,346)
    Collections on notes receivable in connection with
      exercised stock options                                       40,398                   9,950
    Issuance of common stock for warrants exercised                 40,500                    --
                                                                 ---------               ---------

Net cash provided (used) by financing activities                   170,897                (129,948)
                                                                 ---------               ---------

Decrease in cash                                                  (126,592)               (235,755)

Cash and cash equivalents at beginning of period                   131,653                 328,761
                                                                 ---------               ---------

Cash and cash equivalents at end of period                       $   5,061               $  93,006
                                                                 =========               =========

Supplemental disclosures:

    Cash paid for:
      Interest                                                   $  (2,852)              $    --
                                                                 =========               =========
      Income taxes                                               $    --                 $    --
                                                                 =========               =========



The accompanying notes are an integral part of these financial statements.     6

                             KNOWLEDGEBROKER, INC.
                         NOTES TO FINANCIAL STATEMENTS
                 Nine months ended September 30, 1996 and 1995
                                  (Unaudited)



NOTE A - GENERAL

KnowledgeBroker, Inc. (a California Corporation) ("KBI" or "Company") was incorporated on March 27, 1992. The Company provides integrated information system "help desk" functions for Fortune 1000 companies throughout the United States and develops, sells and maintains informational databases to provide on-line computer hardware and software applications support.

The interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information present not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes for the years ended December 31, 1995 and 1994.

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


NOTE B - ECONOMIC DEPENDENCE

During 1996, the Company had three customers which individually account for greater than 10% of total revenue, and on a combined basis account for approximately 58% of total revenue.


NOTE C - TAX YEAR END

The Company has a September 30 tax year end, which differs from the December 31 financial reporting year end.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REVENUES

Total revenues for the three months ended September 30, 1996 were approximately $336,000 (or approximately $558,000 excluding one-time credits issued for evaluation software shipped in previous quarters) as compared to $480,000 for the three months ended September 30, 1995. Before deductions for a one time payroll tax settlement, EBITDA for the three month period ending September 30, 1996 was approximately $133,000 on quarterly revenues (as adjusted for credits described above) of $558,000 for an adjusted margin of 24%.

Total revenues decreased from approximately $1,515,000 for the nine months ended September 30, 1995 to approximately $1,161,000 ($1,382,000 before one time adjustment) for the nine months ended September 30, 1996. The decrease in revenue reflects the Company's transition in sales model from direct sales to training and managing Value Added Resellers ("VAR"). The increase in software sales is the result of management's aggressive expansion efforts in product sales as a result of higher profit margins. The decrease in YTD support desk services is largely the result of the loss of a significant client in early 1996.

The three months ended September 30, 1996 has continued to be a building and investing period for KnowledgeBroker, Inc. with new sales models, increased senior management, merger discussions and joint ventures, and two new product releases. The additional revenues from these Reseller and Joint Venture relationships, the first of which was announced in the third quarter, should begin to be realized in the fourth quarter and should increase and stabilize the Company's revenue flow into the future. The Company also intends to continue to add clients, and diversify as necessary to reduce the impact and importance of significant clients. This process included proposals to potential customers and increased marketing efforts. These efforts resulted in landing a large new OEM support customer.

In keeping with its strategy to develop longer term contracts, KBI signed a multi-year Latin American distribution agreement with a division of Inacom. The Company anticipates expanding in the near term into other international markets. Efforts to expand the product sales portion of the business have resulted in approximately 50% of revenues for YTD.

In the area of product development, Ask.Me Total, a complete suite of products which is compatible with all Problem Management Vendors and released in the last days of the second quarter, is anticipated to generate sizable revenues from new VAR sales. Ask.Me Online, ("AMOL"), an Internet version of its KnowledgeBase retrieval product and service is also slated for release in fourth quarter. A new retail product, Esy Answers, rounds out the new 1996 offerings.

DIRECT COSTS AND OPERATING EXPENSES

Direct personnel costs of support services for the three months ended September 30, 1996 were approximately $106,000 as compared to $81,000 for the three months ended September 30, 1995. Direct personnel cost of support desk services as a percentage of support desk services revenue for the nine months ended September 30, 1996 and 1995 were 75% and 45%, respectively. This increase in costs as a percentage if revenues results primarily from up front costs incurred in connection with one significant account added in 1996. These costs are expected to sustain a more constant rate as the level of service demand which drives revenues also impacts the number of personnel and related hours and compensation required to support the service provided.

Selling, general and administrative expenses decreased $203,000 or 65% during the three months ended September 30, 1996, as compared to the same period in 1995. Selling, general and administrative expenses decreased by approximately 17% for the nine months ended September 30, 1996 over the nine months ended September 30, 1995, even though the Company brought on more senior VAR managers. Salaries and related expenses continue to be the major component of direct costs and selling, general, and administrative costs representing approximately 54% and 42% of total costs and expenses during the nine months ended September 30, 1996 and 1995, respectively. The overall decrease in selling, general and administrative expenses resulted from operating efficiencies in non-payroll related areas.

PROVISION FOR INCOME TAXES

The income tax rate for each of the periods presented approximates 34% as there are no significant permanent differences for financial income tax reporting and Federal income tax reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations primarily through capital contributions and subsequently through cash generated from operating activities and exercise of stock options and warrants granted. The Company used cash in its operations of $259,160 and $82,858 during the nine months ended September 30, 1996 and 1995, respectively. For the nine months ended September 30, 1996 the use of cash primarily resulted from net losses and payments of accrued liabilities. For the nine months ended September 30, 1995, the use of cash resulted from net income generated offset primarily by increases in trade accounts receivable and payments of accounts payable and income taxes. The Company does not currently anticipate that it will experience significant problems in collecting substantially all of the accounts receivable (net of the provision for doubtful accounts) outstanding at September 30, 1996. The Company believes that additional customers added in the future will not significantly affect collections of accounts receivable.

The Company used cash for investing activities during the nine months ended September 30, 1996 and 1995 amounting to $38,329 and $22,949, respectively, to acquire equipment and software. The Company's principal commitments consist of its operating facility lease and other office equipment leases.

The Company generated cash from financial activities of $170,897 during the period ended September 30, 1996 from the issuance of stock through stock options and warrants exercised and from additional borrowings on its line of credit.

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


KNOWLEDGEBROKER, INC.



By: /s/ Brad Stanley                                   Date:             , 1996
   -----------------------------------
       Brad Stanley, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.




    /s/ Brad Stanley
-------------------------------------------------                        , 1996
Brad Stanley, President, Chief Financial Officer,
Secretary and Director




    /s/ James T. Alexander
-------------------------------------------------                        , 1996
James T. Alexander, Executive Vice President,
Assistant Secretary and Director

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
