Form 10QSB
period 1997-09-30
KNOWLEDGEBROKER INC
filed 2000-01-14
CIK 948280

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

                           For the quarterly period ended September 30, 1997

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

Commission file number: 0-26626

                              KnowledgeBroker, Inc.

        (Exact name of small business issuer as specified in its charter)

Nevada                                                          84-0856578
(State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

13295 Mira Loma Road, Reno, NV                                  89511
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (775) 852-5711

                         (Registrant's telephone number)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No __X_

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,692,490

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              KNOWLEDGEBROKER, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                 September 30,            December 31,
                                                                                     1997                     1996
                                                                                  ----------              -----------
                                                                                 (Unaudited)
CURRENT ASSETS

    Cash and Cash Equivalents                                                     $  198,342          $             -
    Marketable Securities                                                             51,000                   50,000
    Accounts Receivable - Trade, net of allowance
        for doubtful accounts of $69,098 in 1997 and 1996                            421,460                  677,744
    Prepaid Expenses                                                                  39,765                        -
    Income Tax Receivable                                                             65,005                  184,845
    Deferred Income Taxes                                                            216,433                  216,433
                                                                                  ----------              -----------

                TOTAL CURRENT ASSETS                                                 992,005                1,129,022
                                                                                  ----------               ----------

PROPERTY AND EQUIPMENT                                                               294,213                  278,548
    Less Accumulated Depreciation and Amortization                                  (181,980)                (141,700)
                                                                                  -----------             -----------
             NET PROPERTY AND EQUIPMENT                                              112,233                  136,848
                                                                                  -----------             -----------
OTHER ASSETS
    Deferred Income Taxes                                                            119,413                  119,413
    Other                                                                              7,101                    3,376
                                                                                ------------             ------------
                TOTAL OTHER ASSETS                                                   126,514                  122,789
                                                                                 -----------              -----------

                TOTAL ASSETS                                                      $1,230,752               $1,388,659
                                                                                  ==========               ==========










                                   (Continued)

                           The accompanying note is an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               September  30,             December 31,
                                                                                    1997                     1996
                                                                               -------------            --------------
                                                                                (Unaudited)
CURRENT LIABILITIES

    Cash Overdraft                                                              $          -             $      2,508
    Note Payable                                                                     138,767                  150,000
    Accounts Payable                                                                 128,375                  237,871
    Accrued Expenses                                                                 442,211                  544,802
    Deferred Income                                                                  371,163                  383,739
                                                                                 -----------              -----------

                TOTAL CURRENT LIABILITIES                                          1,080,516                1,318,920
                                                                                 -----------               ----------

STOCKHOLDERS' EQUITY

Preferred Stock, $0.01 par value, 5,000,000 shares authorized                              -                        -
    Common Stock, $0.01 par value, 25,000,000 shares authorized,
        9,375,091 shares issued                                                       93,751                   93,751
Treasury Stock - 3,000 shares, at cost                                                (3,071)                       -
    Additional Paid-In Capital                                                     1,419,874                1,364,008
Retained Deficit                                                                    (802,620)                (830,322)
                                                                                ------------              -----------

                                                                                     707,934                  627,437
    Less Notes Receivable in connection with exercised stock options                (557,698)                (557,698)
                                                                                ------------              -----------

                TOTAL STOCKHOLDERS' EQUITY                                           150,236                   69,739
                                                                                ------------             ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                                            $1,230,752               $1,388,659
                                                                                ============             ============

                           The accompanying note is an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three Months Ended              Nine Months Ended
                                                                      September 30,                  September 30,
                                                              ----------------------------    --------------------------

                                                                  1997            1996            1997           1996
                                                              -----------    -------------    ----------      ----------
REVENUES

    Support desk services                                      $   80,944      $ 142,603      $1,218,435      $ 580,817
    Software sales                                                281,356        193,749         467,832        580,084
                                                                ---------      ---------     -----------      ---------

        TOTAL REVENUES                                            362,300        336,352       1,686,267      1,160,901
                                                                ---------      ---------      ----------      ---------

DIRECT PERSONNEL COST
    OF SUPPORT DESK SERVICES
     AND SOFTWARE SALES                                           150,808        106,406         694,294        434,508
                                                                ---------      ---------     -----------      ---------

                REVENUES,
                   NET OF DIRECT COSTS                            211,492        229,946         991,973        726,393
                                                                ---------      ---------     -----------      ---------
EXPENSES

    Selling, general and administrative                           250,235        110,421         957,837        800,418
    Litigation settlement and
        related legal expenses                                          -        100,000               -        100,000
    Depreciation and amortization                                  12,745         11,126          40,280         33,373
                                                               ----------     ----------     -----------     ----------

            TOTAL EXPENSES                                        262,980        221,547         998,117        933,791
                                                                ---------      ---------     -----------      ---------

                OPERATING (LOSS) INCOME                           (51,488)         8,399          (6,144)      (207,398)

OTHER INCOME (EXPENSE)

    Interest and other income                                       5,089         (5,294)         45,674         24,557
    Interest expense                                               (3,046)        (1,928)        (11,828)        (2,852)
                                                               ----------     ----------     -----------      ----------

INCOME (LOSS) BEFORE
    INCOME TAXES                                                  (49,445)         1,177          27,702        (185,693)

INCOME TAX BENEFIT                                                      -         35,275               -          98,812
                                                              -----------     ----------    ------------      ----------
NET INCOME (LOSS)                                              $  (49,445)    $   36,452      $   27,702       $ (86,881)
                                                              ===========     ==========      ==========       ==========

WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING                                                 9,375,091      9,308,447       9,375,091       9,306,230
                                                                =========      =========       =========       =========

NET INCOME (LOSS) PER
    COMMON SHARE                                               $      0.00      $      0.00      $      0.00  $    (0.01)
                                                               ===========      ============     ===========  ===========



                           The accompanying note is an

                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Nine  Months Ended September 30,

                                                                                     1997                    1996
                                                                                -------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                                                 $    27,702            $   (86,881)
   Adjustments to Reconcile Net Income (Loss) to Net
      Cash Provided (Used) by Operating Activities
         Deferred Income Tax (Benefit)                                                      -                (98,812)
         Depreciation and Amortization                                                 40,280                 33,373
         Provisions for Doubtful Accounts                                                   -               (134,709)
         Stock Issued for Compensation
              and Services                                                             55,866                      -
   Changes in Assets and Liabilities
      Trade Accounts Receivable                                                       256,284                123,301
      Prepaid Expenses                                                                (39,765)                17,902
      Accounts Receivable Affiliates                                                        -                (24,004)
      Income Tax Receivable                                                           119,840                      -
      Accounts Payable                                                               (109,496)               (15,022)
      Accrued Liabilities                                                            (102,591)              (174,308)
      Accrued Payroll Settlement                                                            -                100,000
      Deferred Income                                                                 (12,576)                     -
      Other Assets                                                                     (3,725)                     -
      Marketable Securities Purchased                                                  (1,000)                     -
      Cash Overdraft                                                                   (2,508)                     -
                                                                                 -------------       ---------------
                 NET CASH PROVIDED (USED) BY
                    OPERATING ACTIVITIES                                              228,311               (259,160)
                                                                                   ----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Investment in Joint Venture                                                              -                (15,407)
   Purchase of Property and Equipment                                                 (15,665)               (22,922)
   Purchase of Treasury Stock                                                          (3,071)                     -
                                                                                 ------------         --------------

                 NET CASH USED BY INVESTING ACTIVITIES                                (18,736)               (38,329)
                                                                                  -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Principal Repayments on Line of Credit                                             (11,233)                     -
   Borrowings Under Lines of Credit                                                         -                 90,000
   Collections on Notes Receivable in Connection with
      Exercised Stock Options                                                               -                 40,397
   Issuance of Common Stock for Warrants Exercised                                          -                 40,500
                                                                              ---------------            -----------
                 NET CASH (USED) PROVIDED BY
                    FINANCING ACTIVITIES                                              (11,233)               170,897
                                                                                  -----------             ----------

INCREASE (DECREASE) IN CASH                                                           198,342               (126,592)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                                                -                131,653
                                                                                 ------------              ---------

CASH AND CASH EQUIVALENTS AT END  OF  PERIOD                                       $  198,342             $    5,061
                                                                                   ==========             ==========

                                   (Continued)

                           The accompanying note is an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                                   (Unaudited)

                                                                                          1997                  1996
                                                                                      -----------           -----------


SUPPLEMENTAL DISCLOSURE OF INTEREST AND
   INCOME TAXES PAID DURING THE PERIOD

        Interest                                                                      $    11,828          $     (2,852)
                                                                                      ===========          ============
        Income Taxes                                                                  $         -          $          -
                                                                                      ===========          ============


































                           The accompanying note is an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                          NOTE TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1997

NOTE 1:          BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to financial statements included in the Annual Report on Form 10-K of KnowledgeBroker, Inc. for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

Item 2. Management's Discussion and Analysis or Plan of Operation

General

The Company's results of operations are strongly affected by the size and timing of contracts for support desk services and software sales. Contracts for the Company's Support desk services are often tied to the introduction of a new computer product for which support will be required as the new product is introduced and for a period of time thereafter. In other instances the Company will have agreements for Support desk services that are not so much based on a particular product but require more general support for personal computers and that rely upon the Company's data base. Revenues for Support desk services, accordingly, often fluctuate significantly. The direct personnel costs for Support desk services also have to be managed carefully and fluctuate significantly, depending upon the volume of calls generated by the Support desk services.

Software sales, which include sales and licensing of the Company's AskMe Pro and KnowledgeBases, also fluctuate significantly. However, the gross margins for software sales and licensing are significantly larger than for Support desk services.

Nine Months Ended September 30, 1997, Compared to Nine Months Ended September 30, 1996

Revenues for the nine months ended September 30, 1997, increased approximately $525,000, to $1,686,267 from $1,160,901 for the 1996 nine month period. The increase in overall revenues reflects the addition of two large clients for Support desk services in the first quarter of 1997 but masked the significant drop in sales and licensing of the Company's software.

Although these trends reflect the nine month period, the three month period ended September 30, 1997, saw a marked decline in revenues for Support desk services as the Company completed the work for two clients that initiated contracts in the first part of 1997. The third quarter, nonetheless, saw a recovery in software sales and licensing, particularly with smaller clients.

Gross profit increased in the later period to $991,973 from $726,393. However, the Company was unable to reduce the number of people staffing the Support desk services as rapidly as the declining revenues from Support desk services required.

The increased operating profit was not sufficient to cover operating expenses, particularly since the Company had begun to increase its selling and marketing efforts in the later part of the 1997 nine month period as well as cover the expenses of being a public company. In the 1996 period the Company's operating loss was $207,398, the loss being affected by $100,000 of litigation expenses.

The Company did enjoy a profit of $27,702 in the 1997 nine month period compared to a loss of $86,881 in the earlier period. In the 1997 period the Company's net interest income was sufficient to offset its operating loss.

Liquidity and Capital Resources

The Company's operating capital has been provided by operations, the issuance of stock and bank lines of credit. The Company's long-term continuation depends upon its ability to generate profits. Because the Company's losses have largely been funded with debt, its ongoing ability to survive will depend upon its ability to increase revenues.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits Index

                   Exhibit 27 - Financial Data Schedule

          (b) Reports on Form 8-K: None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            KnowledgeBroker, Inc.

January 14, 2000                            /s/  Sharon Stanley
                                            -----------------------------------
                                            Sharon Stanley,
                                            Principal Financial Officer