Form 10QSB
period 1998-09-30
KNOWLEDGEBROKER INC
filed 2000-01-14
CIK 948280

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

                           For the quarterly period ended September 30, 1998

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No _X__

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,692,490

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              KNOWLEDGEBROKER, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                              September 30,            December 31,
                                                                                  1998                    1997
                                                                               -----------             ------------
                                                                               (Unaudited)
CURRENT ASSETS

    Cash and Cash Equivalents                                               $          -                  $199,171
    Marketable Securities                                                         51,000                    51,000
    Accounts Receivable - Trade, net of allowance
        for doubtful accounts of $5,000 in 1998 and 1997                         249,566                   106,255
    Prepaid Expenses                                                              28,185                    40,201
    Income Tax Receivable                                                         55,772                    55,772
                                                                               ---------                ----------

                TOTAL CURRENT ASSETS                                             384,523                   452,399
                                                                                --------                 ---------

PROPERTY AND EQUIPMENT                                                           299,648                   295,165
    Less Accumulated Depreciation and Amortization                              (224,787)                 (193,222)
                                                                                --------                 ---------

            NET PROPERTY AND EQUIPMENT                                            74,861                   101,943
                                                                               ---------                 ---------

OTHER ASSETS                                                                       3,089                     3,089
                                                                               ---------                ----------
            TOTAL ASSETS                                                        $462,473                  $557,431
                                                                                ========                  ========


















                                   (Continued)

                           The accompanying note is an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                           September 30,               December 31,
                                                                               1998                        1997
                                                                       -------------------           ---------------
                                                                           (Unaudited)
CURRENT LIABILITIES

    Cash Overdraft                                                           $      2,465             $            -
    Notes Payable                                                                 263,000                    134,787
        Accounts Payable                                                           93,000                    150,874
    Accrued Expenses                                                              428,580                    519,304
    Deferred Income                                                               326,257                    262,079
                                                                               ----------                -----------

                TOTAL CURRENT LIABILITIES                                       1,113,302                  1,067,044
                                                                               ----------                 ----------

STOCKHOLDERS' DEFICIT

    Preferred Stock, $0.01 par value, 5,000,000 shares authorized                       -                          -
    Common Stock, $0.01 par value, 25,000,000 shares authorized,
9,297,024 shares issued                                                            92,970                     92,970
    Treasury Stock - 3,000 shares, at cost                                         (3,071)                    (3,071)
    Additional Paid-In Capital                                                  1,020,687                  1,020,687
    Retained Deficit                                                           (1,761,415)                (1,620,199)
                                                                               ----------                 ----------

                TOTAL STOCKHOLDERS' DEFICIT                                      (650,829)                  (509,613)
                                                                               ----------                -----------
                TOTAL LIABILITIES AND STOCKHOLDERS'
                   DEFICIT                                                     $  462,473                $   557,431
                                                                               ==========                ===========


















                           The accompanying note is an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                   Three Months Ended              Nine Months Ended
                                                                      September 30,                  September 30,
                                                                   ------------------              -----------------

                                                                   1998           1997           1998           1997
                                                                ---------      ---------     -----------     ----------

REVENUES

    Support desk services                                        $198,376      $  80,944      $  495,832     $1,218,435
    Software sales                                                107,876        281,356         320,551        467,832
                                                                ---------      ---------      ----------     ----------

                TOTAL REVENUES                                    306,252        362,300         816,383      1,686,267
                                                                ---------      ---------      ----------     ----------

DIRECT PERSONNEL COST
    OF SUPPORT DESK SERVICES

     AND SOFTWARE SALES                                            97,447        150,807         363,171        694,294
                                                                ---------      ---------      ----------    -----------

                REVENUES,

                   NET OF DIRECT COSTS                            208,805        211,493         453,212        991,973
                                                                ---------      ---------      ----------    -----------
EXPENSES

    Selling, general and administrative                           156,216        250,235         558,858        957,837
    Depreciation and amortization                                  10,418         12,745          31,565         40,280
                                                               ----------     ----------     -----------   ------------

                TOTAL EXPENSES                                    166,634        262,980         590,423        998,117
                                                                ---------      ---------      ----------    -----------

                OPERATING (LOSS) INCOME                            42,171        (51,487)       (137,211)        (6,144)

OTHER INCOME (EXPENSE)

    Interest and other income                                       2,484          5,089           5,975         45,674
    Interest expense                                               (3,641)        (3,046)         (9,980)       (11,828)
                                                               ----------     ----------    ------------    -----------

INCOME (LOSS) BEFORE

    INCOME TAXES                                                   41,014        (49,444)      (141,216)         27,702

INCOME TAX                                                              -              -              -               -
                                                               ----------     ----------     ----------     -----------
NET INCOME (LOSS)                                               $  41,014     $  (49,444)    $ (141,216)    $    27,702
                                                               ==========     ==========     ==========     ===========


WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES

    OUTSTANDING                                                 9,375,024      9,375,091      9,375,024       9,375,091
                                                                =========      =========     ==========      ==========

NET INCOME (LOSS) PER

    COMMON SHARE                                              $      0.00      $   (0.01)    $    (0.02)     $     0.00
                                                              ===========      =========     ==========      ==========


                           The accompanying note is an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                   Nine  Months Ended September 30,

                                                                                      1998                    1997
                                                                                 --------------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net (Loss)Income                                                                 $(141,216)            $   27,702
   Adjustments to Reconcile Net (Loss) Income to Net
      Cash (Used) Provided by Operating Activities

         Depreciation and Amortization                                                 31,565                 40,280
         Stock Issued for Compensation
              and Services                                                                  -                 55,866
   Changes in Assets and Liabilities
      Trade Accounts Receivable                                                      (143,311)               256,284
      Prepaid Expenses                                                                 12,016                (39,765)
      Income Tax Receivable                                                                 -                119,840
      Accounts Payable                                                                (57,874)              (109,496)
      Accrued Liabilities                                                             (90,724)              (102,591)
      Deferred Income                                                                  64,178                (12,576)
      Other Assets                                                                          -                 (3,725)
      Marketable Securities Purchased                                                       -                 (1,000)
      Cash Overdraft                                                                    2,465                 (2,508)
                                                                                  -----------            ------------
                 NET CASH (USED) PROVIDED BY
                    OPERATING ACTIVITIES                                             (322,901)               228,311
                                                                                     ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of Property and Equipment                                                  (4,483)               (15,665)
   Purchase of Treasury Stock                                                               -                 (3,071)
                                                                                -------------            -----------

                 NET CASH USED BY INVESTING ACTIVITIES                                 (4,483)               (18,736)
                                                                                   ----------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Principal Repayments on Line of Credit                                                   -                (11,233)
   Borrowings Under Lines of Credit                                                   128,213                      -
                                                                                    ---------         --------------
                 NET CASH PROVIDED (USED) BY
                    FINANCING ACTIVITIES                                              128,213                (11,233)
                                                                                    ---------             ----------

(DECREASE) INCREASE IN CASH                                                          (199,171)               198,342

CASH AND CASH EQUIVALENTS AT BEGINNING

   OF  PERIOD                                                                         199,171                      -
                                                                                    ---------             ----------

CASH AND CASH EQUIVALENTS AT END OF  PERIOD                                     $           -              $ 198,342
                                                                                =============              =========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND
   INCOME TAXES PAID DURING THE PERIOD

        Interest                                                                  $     9,980            $    11,828
                                                                                  ===========            ===========
          Income Taxes                                                         $            -              $            -
                                                                               ==============              ==============



                           The accompanying note is an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                          NOTE TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

                               SEPTEMBER 30, 1998

NOTE 1:          BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to financial statements included in the Annual Report on Form 10-K of KnowledgeBroker, Inc. for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

Nine Months Ended September 30, 1998, Compared to Nine Months Ended September 30, 1997

Revenues for the nine months ended September 30, 1998, decreased almost $870,000, to $816,383 from $1,686,267 for the 1997 nine month period. In the 1997 period the Company began an agreement with two new significant clients for Support desk services which had been completed in the second half of 1997. As a result revenues from Support desk services declined to $495,832 in the first nine months of 1998 from $1,218,435 in the first nine months of 1997. This decline in revenues from Support desk services was also reflected by a decrease in sales and license revenues in the 1998 period, a decrease to $320,551 from $467,832.

Gross profit decreased in the later period to $452,212 from $991,973, largely reflecting the large decrease in revenues from Support desk services. The Company reduced the number of people staffing the Support desk services, but the needs of the Company to retain a core group of personnel required to meet the needs of the service resulted in Support desk services personnel amounting to 73% of the revenues generated from Support desk services.

The decrease in gross profit was not sufficient to cover operating expenses, particularly since the Company had begun to increase its selling and marketing efforts in the later part of 1997. In the 1998 period the Company's operating loss was $137,211 with a net loss of $141,216 while the 1997 period saw an operating loss of $6,144 and net income of $27,702. The income enjoyed in the earlier period was increased because of significant net interest income.

While gross profit decreased in the nine month period, the three months ended September 30, 1998, reflected an operating profit of more than $40,000 and a similar net income. This change in the third quarter was aided by greater efficiencies in the Support desk services and the reduction of senior sales and marketing personnel that occurred in the third quarter.

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