Form 10QSB
period 1997-03-31
KNOWLEDGEBROKER INC
filed 2000-01-18
CIK 948280

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

                           For the quarterly period ended March 31, 1997

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              KNOWLEDGEBROKER, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                    March  31,            December 31,
                                                                                       1997                   1996
                                                                                ------------------      -----------------
                                                                                   (Unaudited)
CURRENT ASSETS

    Cash and Cash Equivalents                                                      $   142,748         $            -
    Marketable Securities                                                               51,000                  50,000
    Accounts Receivable - Trade, net of allowance
        for doubtful accounts of $69,098 in 1997 and 1996                              470,042                 677,744
    Income Tax Receivable                                                              184,845                 184,845
    Deferred Income Taxes                                                              216,433                 216,433
                                                                                   -----------            ------------

                TOTAL CURRENT ASSETS                                                 1,065,068               1,129,022
                                                                                    ----------             -----------

PROPERTY AND EQUIPMENT                                                                 287,820                 278,548
    Less Accumulated Depreciation and Amortization                                    (155,227)               (141,700)
                                                                                   -----------            ------------

NET PROPERTY AND EQUIPMENT                                                             132,593             _   136,848
                                                                                  ------------             -----------

OTHER ASSETS

    Deferred Income Taxes                                                              119,413                 119,413
    Other                                                                                7,101                   3,376
                                                                                 -------------          --------------

                TOTAL OTHER ASSETS                                                     126,514                 122,789
                                                                                  ------------            ------------

                TOTAL ASSETS                                                        $1,324,175              $1,388,659
                                                                                    ==========              ==========















                                   (Continued)

                           The accompanying note is an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     March  31,               December 31,
                                                                                       1997                      1996
                                                                                   -------------              -----------
                                                                                    (Unaudited)
CURRENT LIABILITIES

    Cash Overdraft                                                              $            -             $      2,508
    Note Payable                                                                       148,767                  150,000
    Accounts Payable                                                                   208,419                  237,871
    Accrued Expenses                                                                   494,247                  544,802
    Deferred Income                                                                    368,473                  383,739
                                                                                    ----------               ----------

                TOTAL CURRENT LIABILITIES                                            1,219,906                1,318,920
                                                                                    ----------               ----------
STOCKHOLDERS' EQUITY
Preferred Stock, $0.01 par value, 5,000,000 shares authorized
    Common Stock, $0.01 par value, 25,000,000 shares authorized,
9,375,091 shares issued                                                                 93,751                   93,751
    Treasury Stock - 3,000 shares, at cost                                              (3,071)                       -
    Additional Paid-In Capital                                                       1,364,008                1,364,008
    Retained Deficit                                                                  (792,721)                (830,322)
                                                                                  ------------             ------------

                                                                                       661,967                  627,437
    Less Notes Receivable in connection with exercised stock options                  (557,698)                (557,698)
                                                                                   -----------               -----------
                TOTAL STOCKHOLDERS' EQUITY                                             104,269                   69,739
                                                                                    ----------              -----------

                TOTAL LIABILITIES AND STOCKHOLDERS'
                EQUITY                                                              $1,324,175               $1,388,659
                                                                                    ==========               ==========















                           The accompanying note is an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                       Three Months Ended March 31,

                                                                                       1997                   1996
                                                                                  --------------         --------------
REVENUES
    Support desk services                                                           $  600,770            $   369,519
    Software sales                                                                      54,379                257,674
                                                                                   -----------            -----------

TOTAL REVENUES                                                                         655,149                627,193

DIRECT PERSONNEL COST OF SUPPORT DESK
    SERVICES AND SOFTWARE SALES                                                        281,231                165,727
                                                                                    ----------            -----------

                REVENUES, NET OF DIRECT COSTS                                          373,918                461,466
                                                                                    ----------            -----------

EXPENSES
    Selling, general and administrative                                                361,599                311,198
    Depreciation and amortization                                                       13,527                 11,124
                                                                                   -----------            -----------

                TOTAL EXPENSES                                                         375,126                322,322
                                                                                    ----------            -----------

                OPERATING (LOSS) INCOME                                                 (1,208)               139,144

OTHER INCOME (EXPENSE)
    Interest and other income                                                           42,688                 29,706
    Interest expense                                                                    (3,879)                  (882)
                                                                                  ------------         --------------

INCOME BEFORE INCOME TAXES                                                              37,601                167,968

INCOME TAX  BENEFIT (EXPENSE)                                                                -                (57,109)
                                                                                --------------            -----------

NET INCOME                                                                         $    37,601             $  110,859
                                                                                   ===========             ==========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                                               9,375,091              9,301,771
                                                                                    ==========             ==========

NET INCOME PER COMMON SHARE                                                       $       0.00              $    0.01
                                                                                  ============              =========









                           The accompanying note is an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Three Months Ended March 31,

                                                                                        1997                1996
                                                                                  -----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                             $   37,601           $ 110,859
Adjustments to Reconcile Net Income to Net
Cash Provided (Used) by Operating Activities
Depreciation and Amortization                                                              13,527              11,124
Deferred Income Taxes                                                                           -              57,109
Changes in Assets and Liabilities
   Trade Accounts Receivable                                                              207,702            (138,794)
   Prepaid Expenses                                                                        (3,725)              1,545
   Accounts Payable                                                                       (29,452)           (134,896)
   Accrued Liabilities                                                                    (50,555)             (5,481)
   Deferred Income                                                                        (15,266)                  -
   Marketable Securities Purchased                                                         (1,000)                  -
   Cash Overdraft                                                                          (2,508)                  -
                                                                                       ----------       -------------
                 NET CASH PROVIDED (USED)
                    BY OPERATING ACTIVITIES                                               156,324             (98,534)
                                                                                        ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of Property and Equipment                                                      (9,272)            (16,222)
   Purchase of Treasury Stock                                                              (3,071)                  -
                                                                                       ----------        ------------

                 NET CASH USED BY INVESTING ACTIVITIES                                    (12,343)            (16,222)
                                                                                       ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Principal Repayments on  Line of Credit                                                 (1,233)            (30,000)
   Collections on Notes Receivable in Connection
      with Exercised Stock Options                                                              -              33,290
   Issuance of Warrants for Cash                                                                -              40,500
                                                                                    -------------          ----------
                 NET CASH PROVIDED (USED) BY
                    FINANCING ACTIVITIES                                                   (1,233)             43,790
                                                                                       ----------          ----------

INCREASE (DECREASE) IN CASH                                                               142,748             (70,966)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                -             131,653
                                                                                    -------------           ---------

CASH AND CASH EQUIVALENTS AT END OF  PERIOD                                              $142,748           $  60,687
                                                                                         ========           =========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND
INCOME TAXES PAID DURING THE PERIOD

    Interest                                                                           $    3,879         $       882
                                                                                       ==========         ===========
    Income Taxes                                                                       $        -         $         -
                                                                                    =============      ==============



                           The accompanying note is an
                   integral part of these financial statements

                                                   KNOWLEDGEBROKER, INC.

                          NOTE TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 MARCH 31, 1997

NOTE 1:          BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to financial statements included in the Annual Report on Form 10-K of KnowledgeBroker, Inc. for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

Three Months Ended March 31, 1997, Compared to Three Months Ended March 31, 1996

Revenues for the quarter ended March 31, 1997, increased approximately $28,000 or 4.6%, to $655,149 from $627,193 for the 1996 quarter. The modest increase in overall revenues masked the significant drop in sales and licensing of the Company's software and the significant increase in Support desk sales that resulted from the addition of two large clients in the first quarter of 1997.

The Company, however, incurred a small operating loss in the first quarter of 1997 compared to an operating profit of $140,000 in the first quarter of 1996. Although revenues were essentially unchanged between the periods, the cost of Support desk services increased more than $115,000, that is, the gross margins on support desk services are not as large as software sales and licenses and the larger percentage of sales that are derived from support desk services cannot offset smaller software sales and licensing to maintain profitability.

The Company did have a profit for the first quarter of 1997, $37,600, although less than the $110,900 profit in the first quarter of 1996. The first quarter of 1997 was favorably affected by interest income derived from the Company's cash position.

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

                                            KnowledgeBroker, Inc.

January 12, 2000                            /s/  Sharon Stanley
                                            -----------------------------------
                                            Sharon Stanley,
                                            Principal Financial Officer