Form 10QSB
period 1997-06-30
KNOWLEDGEBROKER INC
filed 2000-01-18
CIK 948280

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

                           For the quarterly period ended June 30, 1997

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              KNOWLEDGEBROKER, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                      June 30               December 31,
                                                                                       1997                     1996

                                                                                   (Unaudited)
CURRENT ASSETS

    Cash and Cash Equivalents                                                    $   213,134         $             -
    Marketable Securities                                                             51,000                  50,000
    Accounts Receivable - Trade, net of allowance
        for doubtful accounts of $69,098 in 1997 and 1996                            404,219                 677,744
    Prepaid Expenses                                                                  36,950                       -
    Income Tax Receivable                                                            184,845                 184,845
    Deferred Income Taxes                                                            216,433                 216,433
                                                                                 -----------             -----------

                TOTAL CURRENT ASSETS                                               1,106,581               1,129,022
                                                                                  ----------              ----------

PROPERTY AND EQUIPMENT                                                               292,674                 278,548
    Less Accumulated Depreciation and Amortization                                  (169,235)               (141,700)
                                                                                 -----------             -----------

                   NET PROPERTY AND EQUIPMENT                                        123,439                 136,848
                                                                                 -----------             -----------

OTHER ASSETS

    Deferred Income Taxes                                                            119,413                 119,413
    Other                                                                              7,101                   3,376
                                                                                ------------            ------------

                   TOTAL OTHER ASSETS                                                126,514                 122,789
                                                                                 -----------             -----------

                TOTAL ASSETS                                                      $1,356,534              $1,388,659
                                                                                  ==========              ==========












                                   (Continued)

                           The accompanying note is an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     June  30,              December 31,
                                                                                       1997                     1996
                                                                                    ---------                ----------
                                                                                   (Unaudited)
CURRENT LIABILITIES

    Cash Overdraft                                                              $           -            $      2,508
    Note Payable                                                                      148,767                 150,000
    Accounts Payable                                                                  155,211                 237,871
    Accrued Expenses                                                                  481,852                 544,802
    Deferred Income                                                                   370,952                 383,739
                                                                                   ----------              ----------

                TOTAL CURRENT LIABILITIES                                           1,156,782               1,318,920
                                                                                   ----------             -----------
STOCKHOLDERS' EQUITY

    Preferred Stock, $0.01 par value, 5,000,000 shares authorized                           -                       -
    Common Stock, $0.01 par value, 25,000,000 shares authorized,
        9,375,091 shares issued                                                        93,751                  93,751
    Treasury Stock - 3,000 shares, at cost                                             (3,071)                      -
    Additional Paid-In Capital                                                      1,419,874               1,364,008
    Retained Deficit                                                                 (753,104)               (830,322)
                                                                                  -----------             -----------
                                                                                      757,450                 627,437
    Less Notes Receivable in connection with exercised stock options                 (557,698)               (557,698)
                                                                                  -----------             -----------

                TOTAL STOCKHOLDERS' EQUITY                                            199,752                  69,739
                                                                                  -----------             -----------

                TOTAL LIABILITIES AND STOCKHOLDERS'
                   EQUITY                                                          $1,356,534              $1,388,659
                                                                                   ==========              ==========
















                           The accompanying note is an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three Months Ended June 30,             Six Months Ended June 30,



                                                        1997             1996                 1997              1996
                                                    -----------      -----------         -------------      ------------


REVENUES
    Support desk services                            $ 536,721      $   68,695             $1,137,491        $ 438,214
    Software sales                                     132,097         128,661                186,476          386,335
                                                     ---------       ---------             ----------        ---------

            TOTAL REVENUES                             668,818         197,356              1,323,967          824,549

DIRECT PERSONNEL COST OF
    SUPPORT DESK SERVICES
    AND SOFTWARE SALES                                 262,255         162,375                543,486          328,102
                                                     ---------       ---------             ----------        ---------

                REVENUES, NET OF
                   DIRECT COSTS                        406,563          34,981                780,481          496,447
                                                     ---------      ----------             ----------        ---------

EXPENSES

    Selling, general and administrative                346,001         348,800                707,601          689,993
    Depreciation and amortization                       14,009          11,122                 27,535           22,251
                                                    ----------      ----------            -----------       ----------

            TOTAL EXPENSES                             360,010         359,922                735,136          712,244
                                                     ---------       ---------             ----------        ---------

                OPERATING

                   INCOME(LOSS)                         46,553        (324,941)                45,345         (215,797)

OTHER INCOME (EXPENSE)

    Interest and other income                           (2,032)            145                 40,656           29,851
        Interest expense                                (4,904)            (42)                (8,783)            (924)
                                                    ----------    ------------           ------------      -----------

INCOME (LOSS) BEFORE
    INCOME TAXES                                        39,617        (324,838)                77,218         (186,870)

INCOME TAX  BENEFIT                                          -         110,445                      -           63,536
                                                 -------------       ---------         --------------       ----------

NET INCOME (LOSS)                                   $   39,617       $(214,393)           $    77,218        $(123,334)
                                                    ==========       =========            ===========        =========

WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING                                      9,375,091       9,379,875              9,375,091        9,353,774
                                                     =========       =========             ==========        =========

NET INCOME (LOSS) PER                              $      0.00     $    (0.02)           $       0.01      $    (0.01)
    COMMON SHARE                                   ===========     ==========            ============      ==========



                           The accompanying note is an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended June 30,
                                                                                            1997               1996
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                                                        $ 77,218           $(123,334)
Adjustments to Reconcile Net Income (Loss) to Net
   Cash Provided (Used) by Operating Activities
      Depreciation and Amortization                                                        27,535              22,251
      Provision for Doubtful Accounts                                                           -              90,081
      Stock Issued For Compensation
         and Services                                                                      55,866                   -
      Deferred Income Taxes                                                                     -             (63,536)
   Changes in Assets and Liabilities
      Trade Accounts Receivable                                                           273,525             (99,638)
      Prepaid Expenses                                                                    (36,950)             13,395
      Accounts Payable                                                                    (82,659)             10,045
      Accrued Liabilities                                                                 (62,952)            (43,196)
      Deferred Income                                                                     (12,786)                  -
      Other Assets                                                                         (3,725)                  -
      Purchase of Marketable Securities                                                    (1,000)                  -
      Cash Overdraft                                                                       (2,508)                  -
                                                                                        ---------       -------------
                 NET CASH PROVIDED (USED) BY
                    OPERATING ACTIVITIES                                                  231,564            (193,932)
                                                                                         --------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Property and Equipment                                                     (14,126)            (26,567)
      Purchase of Treasury Stock                                                           (3,071)                 -
                                                                                        ---------       ------------

                 NET CASH USED BY INVESTING ACTIVITIES                                    (17,197)            (26,567)
                                                                                         ---------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal Repayments on Line of Credit                                                  (1,233)                 -
   Borrowings Under Line of Credit                                                              -              13,000
   Collections on Notes Receivable in Connection
      with Exercised Stock Options                                                              -              40,398
   Issuance of Common Stock for Warrants Exercised                                              -              40,500
                                                                                      -----------          ----------
                 NET CASH PROVIDED BY FINANCING
                    ACTIVITIES                                                             (1,233)             93,898
                                                                                        ---------          ----------
INCREASE (DECREASE) IN CASH                                                               213,134            (126,601)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                                                    -             131,653
                                                                                     ------------           ---------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                                                              $213,134          $    5,052
                                                                                         ========          ==========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND
   INCOME TAXES PAID DURING THE PERIOD

      Interest                                                                          $   8,783         $       421
                                                                                        =========         ===========
       Income Taxes                                                                  $          -       $           -
                                                                                     ============       =============



                           The accompaning note is an
                   integral part of these financial statements

                                                     KNOWLEDGEBROKER, INC.

                          NOTE TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                  JUNE 30, 1997

NOTE 1:          BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to financial statements included in the Annual Report on Form 10-K of KnowledgeBroker, Inc. for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

Six Months Ended June 30, 1997, Compared to Six Months Ended June 30, 1996

Revenues for the six months ended June 30, 1997, increased approximately $500,000, to $1,323,967 from $824,549 for the 1996 six month period. The increase in overall revenues reflects the addition of two large clients for Support desk services in the first quarter of 1997 but masked the significant drop in sales and licensing of the Company's software.

Because of the increased Support desk revenues the Company's gross profit increased for the six month period to $780,000 from $496,000. This increase in operating profit resulted in a net profit of $77,000 for the 1997 period compared to the 1996 six month's period's loss of $123,000, the later period covering the Selling, general and administrative costs that were essentially unchanged between the periods.

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