Form 10QSB
period 1998-03-31
KNOWLEDGEBROKER INC
filed 2000-01-18
CIK 948280

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

                           For the quarterly period ended March 31, 1998

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,692,490

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              KNOWLEDGEBROKER, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                     March  31,            December 31,
                                                                                       1998                   1997
                                                                                    (Unaudited)
CURRENT ASSETS

    Cash and Cash Equivalents                                                       $  11,052                $199,171
    Marketable Securities                                                              51,000                  51,000
    Accounts Receivable - Trade, net of allowance
            for doubtful accounts of $5,000 in 1998 and 1997                          279,797                 106,255
    Prepaid Expenses                                                                   39,765                  40,201
    Income Tax Receivable                                                              55,772                  55,772
                                                                                   ----------              ----------

                TOTAL CURRENT ASSETS                                                  437,386                 452,399
                                                                                    ---------               ---------

PROPERTY AND EQUIPMENT                                                                295,165                 295,165
    Less Accumulated Depreciation and Amortization                                   (203,972)               (193,222)
                                                                                    ---------               ---------
                   NET PROPERTY AND EQUIPMENT                                          91,193                 101,943
                                                                                   ----------               ---------
OTHER ASSETS                                                                            3,089                   3,089
                                                                                  -----------              ----------
                TOTAL ASSETS                                                         $531,668                $557,431
                                                                                     ========                ========


















                                   (Continued)

                           The accompanying note is an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                    March 31,            December 31,
                                                                                      1998                  1997
                                                                                   (Unaudited)
CURRENT LIABILITIES

    Note Payable                                                                   $  150,000           $    134,787
    Accounts Payable                                                                  121,335                150,874
    Accrued Expenses                                                                  474,174                519,304
    Deferred Income                                                                   365,084                262,079
                                                                                   ----------           ------------

                TOTAL CURRENT LIABILITIES                                           1,110,593              1,067,044
                                                                                   ----------            -----------

STOCKHOLDERS' DEFICIT

    Preferred Stock, $0.01 par value, 5,000,000 shares authorized                           -                      -
    Common Stock, $0.01 par value, 25,000,000 shares authorized,
        9,297,024 shares issued                                                        92,970                 92,970
    Treasury Stock - 3,000 shares, at cost                                             (3,071)                (3,071)
    Additional Paid-In Capital                                                      1,020,687              1,020,687
    Retained Deficit                                                               (1,689,511)            (1,620,199)
                                                                                   ----------             ----------

                TOTAL STOCKHOLDERS' DEFICIT                                          (578,925)              (509,613)
                                                                                  -----------            -----------
                TOTAL LIABILITIES AND STOCKHOLDERS'
                   DEFICIT                                                         $  531,668           $    557,431
                                                                                   ==========           ============


















                           The accompanying note is an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                                        Three Months Ended March 31,

                                                                                         1998                  1997
                                                                                      --------             ----------
REVENUES
    Support desk services                                                            $ 127,324               $600,770
    Software sales                                                                     128,339                 54,379
                                                                                      --------             ----------

                TOTAL REVENUES                                                         255,663                655,149

DIRECT PERSONNEL COST OF SUPPORT DESK
    SERVICES AND SOFTWARE SALES                                                        118,411                281,231
                                                                                     ---------              ---------

                REVENUES, NET OF DIRECT COSTS                                          137,252                373,918
                                                                                     ---------              ---------

EXPENSES

    Selling, general and administrative                                                195,816                361,599
    Depreciation and amortization                                                       10,750                 13,527
                                                                                    ----------             ----------

                TOTAL EXPENSES                                                         206,566                375,126
                                                                                     ---------              ---------

                OPERATING (LOSS)                                                       (69,314)                (1,208)

OTHER INCOME (EXPENSE)

    Interest and other income                                                            2,699                 42,688
        Interest expense                                                                (2,697)                (3,879)
                                                                                   -----------             ----------

(LOSS) INCOME BEFORE INCOME TAXES                                                      (69,312)                37,601

INCOME TAX                                                                                   -                      -
                                                                                 -------------          -------------

NET (LOSS) INCOME                                                                   $  (69,312)            $   37,601
                                                                                    ==========             ==========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                                               9,297,024              9,375,091
                                                                                     =========              =========

NET (LOSS) INCOME PER COMMON SHARE                                                 $     (0.01)           $      0.00
                                                                                   ===========            ===========










                           The accompanying note is an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Three Months Ended March 31,

                                                                                        1998                1997
                                                                                  -----------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss) Income                                                                        $(69,312)           $ 21,641
   Adjustments to Reconcile Net (Loss) Income to Net
      Cash (Used) Provided by Operating Activities

         Depreciation and Amortization                                                     10,750              13,527
   Changes in Assets and Liabilities
         Trade Accounts Receivable                                                       (173,542)            207,702
         Prepaid Expenses and Other                                                           436              (3,725)
         Marketable Securities Purchased                                                        -              (1,000)
         Accounts Payable                                                                 (29,539)            (13,492)
         Accrued Liabilities                                                              (45,130)            (50,555)
         Deferred Income                                                                  103,005             (15,266)
         Cash Overdraft                                                                         -              (2,508)
                                                                                      -----------           ---------
                 NET CASH (USED) PROVIDED BY
                    OPERATING ACTIVITIES                                                 (203,332)            156,324
                                                                                         --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of Property and Equipment                                                           -              (9,272)
   Purchase of Treasury Stock                                                                   -              (3,071)
                                                                                     ------------           ---------

                 NET CASH USED BY INVESTING ACTIVITIES                                          -             (12,343)
                                                                                     ------------            --------

CASH FLOWS FROM FINANCING ACTIVITIES

   Principal Repayments on Line of Credit                                                       -              (1,233)
   Borrowings Under Line of Credit                                                         15,213                   -
                                                                                         --------        ------------
                 NET CASH PROVIDED BY FINANCING
                    ACTIVITIES                                                             15,213              (1,233)
                                                                                         --------           ---------

(DECREASE) INCREASE IN CASH                                                              (188,119)            142,748

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF  PERIOD                                                                             199,171                   -
                                                                                          -------        ------------

CASH AND CASH EQUIVALENTS AT END
   OF  PERIOD                                                                            $ 11,052            $142,748
                                                                                         ========            ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND
   INCOME TAXES PAID DURING THE PERIOD
      Interest                                                                          $   2,697          $    3,879
                                                                                        =========          ==========
              Income Taxes                                                           $          -       $           -
                                                                                     ============       =============



                           The accompanying note is an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                          NOTE TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998

NOTE 1:          BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to financial statements included in the Annual Report on Form 10-K of KnowledgeBroker, Inc. for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

Three Months Ended March 31, 1998, Compared to Three Months Ended March 31, 1997

Revenues for the three months ended March 31, 1998, decreased approximately $400,000, to $255,663 from $655,149 for the 1997 three month period. In the 1997 period the Company began an agreement with two new significant clients for Support desk services which had been completed in the second half of 1997. As a result revenues from Support desk services declined to $127,324 in the first three months of 1998 from $600,770 in the first three months of 1997. This decline in revenues from Support desk services was partially offset by increased sales and license revenues in the 1998 period, an increase to $128,339 from $54,379.

Gross profit decreased in the later period to $137,252 from $373,918, largely reflecting the large decrease in revenues from Support desk services. The Company reduced the number of people staffing the Support desk services, but the needs of the Company to retain a core group of personnel required to meet the needs of the service resulted in Support desk services personnel amounting to 93% of the revenues generated from Support desk services.

The decrease in gross profit was not sufficient to cover operating expenses, particularly since the Company had begun to increase its selling and marketing efforts in the later part of 1997. In the 1998 period the Company's operating loss was $69,312 with a net loss of $69,312 while the 1997 period saw an operating loss of $1,208 and net income of $37,601. The income enjoyed in the earlier period derived from net interest income.

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