Form 10QSB
period 1998-06-30
KNOWLEDGEBROKER INC
filed 2000-01-18
CIK 948280

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

                           For the quarterly period ended June 30, 1998

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No __X__

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,692,490

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              KNOWLEDGEBROKER, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                     June 30,                 December 31,
                                                                                       1998                      1997

                                                                                   (Unaudited)
CURRENT ASSETS
    Cash and Cash Equivalents                                                        $  12,072              $ 199,171
    Marketable Securities                                                               51,000                 51,000
    Accounts Receivable - Trade, net of allowance
for doubtful accounts of $5,000 in 1998 and 1997                                       176,887                106,255
    Prepaid Expenses                                                                    28,185                 40,201
Income Tax Receivable                                                                   55,772                 55,772
                                                                                     ---------             ----------

                TOTAL CURRENT ASSETS                                                   323,916                452,399
                                                                                      --------              ---------

PROPERTY AND EQUIPMENT                                                                 299,648                295,165
    Less Accumulated Depreciation and Amortization                                    (214,369)              (193,222)
                                                                                      --------              ---------
                   NET PROPERTY AND EQUIPMENT                                           85,279                101,943
                                                                                     ---------              ---------
OTHER ASSETS                                                                             3,089                  3,089
                                                                                     ---------             ----------

                TOTAL ASSETS                                                          $412,284               $557,431
                                                                                      ========               ========



















                                   (Continued)

                           The accompanying note is an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                     June 30,             December 31,
                                                                                      1998                   1997

                                                                                   (Unaudited)
CURRENT LIABILITIES
    Notes Payable                                                                 $   190,000            $   134,787
    Accounts Payable                                                                   98,622                150,874
    Accrued Expenses                                                                  445,523                519,304
    Deferred Income                                                                   369,982                262,079
                                                                                   ----------            -----------

                TOTAL CURRENT LIABILITIES                                           1,104,127              1,067,044
                                                                                   ----------             ----------

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.01 par value, 5,000,000 shares authorized                               -                      -
    Common Stock, $0.01 par value, 25,000,000 shares authorized,
9,297,024 shares issued                                                                92,970                 92,970
    Treasury Stock - 3,000 shares, at cost                                             (3,071)                (3,071)
    Additional Paid-In Capital                                                      1,020,687              1,020,687
    Retained Deficit                                                               (1,802,429)            (1,620,199)
                                                                                   -----------            -----------

                TOTAL STOCKHOLDERS' DEFICIT                                          (691,843)              (509,613)
                                                                                   -----------            -----------
                TOTAL LIABILITIES AND STOCKHOLDERS'
                   DEFICIT                                                         $  412,284             $  557,431
                                                                                   ==========             ==========

















                           The accompanying note is an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                           Three Months Ended June 30,        Six Months Ended June 30,

                                                                1998          1997              1998            1997
                                                           -----------    -----------       -----------      ----------
REVENUES
    Support desk services                                   $  170,132    $   536,721       $   297,456      $1,137,491
    Software sales                                              84,336        132,097           212,675         186,476
                                                           -----------    -----------       -----------       ---------

                TOTAL REVENUES                                 254,468        668,818           510,131       1,323,967

DIRECT PERSONNEL COST OF
    SUPPORT DESK SERVICES

    SERVICES AND SOFTWARE SALES                                147,313        262,255           265,724         543,486
                                                            ----------    -----------       -----------      ----------

                REVENUES,

                   NET OF DIRECT COSTS                         107,155        406,563           244,407         780,481
                                                            ----------    -----------       -----------     -----------

EXPENSES

    Selling, general and administrative                        206,826        346,001           402,642         707,601
    Depreciation and amortization                               10,397         14,009            21,147          27,535
                                                           -----------    -----------       -----------     -----------

                TOTAL EXPENSES                                 217,223        360,010           423,789         735,136
                                                            ----------     ----------       -----------     -----------

                OPERATING

                    INCOME (LOSS)                             (110,068)        46,553          (179,382)         45,345

OTHER INCOME (EXPENSE)
    Interest and other income                                      792         (2,032)            3,491          40,656
    Interest expense                                            (3,642)        (4,904)           (6,339)         (8,783)
                                                          ------------   ------------      ------------    ------------

INCOME (LOSS) BEFORE
     INCOME TAXES                                             (112,918)        39,617          (182,230)         77,218

INCOME TAX                                                           -              -                 -               -
                                                        --------------   ------------       -----------       ---------

NET INCOME (LOSS)                                           $ (112,918)   $    39,617         $(182,230)      $  77,218
                                                            ==========    ===========         =========       =========

WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING                                              9,270,024      9,375,091         9,270,024       9,375,091
                                                            ==========     ==========         =========      ==========
NET (LOSS) INCOME PER
     COMMON SHARE                                          $    (0.01)   $       0.00        $    (0.02)     $     0.01
                                                           ===========    ===========         =========      ==========



                           The accompanying note is an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                            Six Months Ended June 30,

                                                                                             1998               1997
                                                                                        ---------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (Loss) Income                                                                        $(182,230)       $ 77,218
   Adjustments to Reconcile Net (Loss) Income to Net
      Cash Provided (Used) by Operating Activities

         Depreciation and Amortization                                                         21,147          27,535
         Stock Issued for Compensation and Services                                                 -          55,866
Changes in Assets and Liabilities

      Trade Accounts Receivable                                                               (70,632)        273,525
      Prepaid Expenses                                                                         12,016         (36,950)
      Accounts Payable                                                                        (52,252)        (82,659)
      Accrued Liabilities                                                                     (73,781)        (62,952)
      Other Assets                                                                                  -          (3,725)
      Purchase of Marketable Securities                                                             -          (1,000)
      Cash Overdraft                                                                                -          (2,508)
      Deferred Income                                                                         107,903         (12,786)
                                                                                            ---------        --------
                 NET CASH (USED) PROVIDED BY
                    OPERATING ACTIVITIES                                                     (237,829)        231,564
                                                                                            ----------       --------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of Property and Equipment                                                          (4,483)        (14,126)
   Purchase of Treasury Stock                                                                       -          (3,071)
                                                                                        -------------       ----------

                 NET CASH USED BY INVESTING ACTIVITIES                                         (4,483)        (17,197)
                                                                                           -----------       --------


CASH FLOWS FROM FINANCING ACTIVITIES

   Borrowings Under Line of Credit                                                             55,213               -
   Principal Repayments on Line of Credit                                                           -          (1,233)
                                                                                        -------------       ----------
                 NET CASH PROVIDED BY FINANCING
                    ACTIVITIES                                                                 55,213          (1,233)
                                                                                           ----------       ---------

(DECREASE) INCREASE IN CASH                                                                  (187,099)        213,134

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              199,171               -
                                                                                            ---------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $   12,072        $213,134
                                                                                           ==========        ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND
   INCOME TAXES PAID DURING THE PERIOD

      Interest                                                                             $    6,339       $   8,783
                                                                                           ==========       =========
    Income Taxes                                                                        $           -    $          -
                                                                                        =============    ============


                           The accompanying note is an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                          NOTE TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                  JUNE 30, 1998

NOTE 1:          BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to financial statements included in the Annual Report on Form 10-K of KnowledgeBroker, Inc. for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30,1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

Six Months Ended June 30, 1998, Compared to Six Months Ended June 30, 1997

Revenues for the six months ended June 30, 1998, decreased more than $800,000, to $510,131 from $1,323,967 for the 1997 six month period. In the 1997 period the Company began an agreement with two new significant clients for Support desk services which had been completed in the second half of 1997. As a result revenues from Support desk services declined to $297,456 in the first six months of 1998 from $1,137,491 in the first six months of 1997. This decline in revenues from Support desk services was partially offset by increased sales and license revenues in the 1998 period, an increase to $212,675 from $186,476.

Gross profit decreased in the later period to $244,407 from $780,481, largely reflecting the large decrease in revenues from Support desk services. The Company reduced the number of people staffing the Support desk services, but the needs of the Company to retain a core group of personnel required to meet the needs of the service resulted in Support desk services personnel amounting to 89% of the revenues generated from Support desk services.

The decrease in gross profit was not sufficient to cover operating expenses, particularly since the Company had begun to increase its selling and marketing efforts in the later part of 1997. In the 1998 period the Company's operating loss was $179,382 with a net loss of $182,230 while the 1997 period saw an operating profit of $45,345 and net income of $77,218. The income enjoyed in the earlier period was increased from the operating profit because of significant net interest income.

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