Form 10QSB
period 1999-03-31
KNOWLEDGEBROKER INC
filed 2000-01-18
CIK 948280

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

                           For the quarterly period ended March 31, 1999

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              KNOWLEDGEBROKER, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                    March  31,            December 31,
                                                                                       1999                   1998

                                                                                   (Unaudited)
CURRENT ASSETS
     Cash and Cash Equivalents                                                      $184,188                $196,009
     Marketable Securities                                                            54,091                  55,004
     Accounts Receivable - Trade, net of allowance
        for doubtful accounts of $5,000 in 1999 and 1998                             389,983                 282,316
       Prepaid Expenses                                                                3,185                   4,185
                                                                                 -----------               ---------
                TOTAL CURRENT ASSETS                                                 631,447                 537,514
                                                                                   ---------                --------

PROPERTY AND EQUIPMENT                                                               302,848                 302,848
     Less Accumulated Depreciation and Amortization                                 (244,281)               (234,583)
                                                                                   ---------                --------
                   NET PROPERTY AND EQUIPMENT                                         58,567                  68,265
                                                                                  ----------               ---------

OTHER ASSETS                                                                           3,089                   3,089
                                                                                  ----------               ---------
                TOTAL ASSETS                                                        $693,103                $608,868
                                                                                    ========                ========

















                                   (Continued)

                           The accompanying note is an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                     March 31,            December 31,
                                                                                       1999                   1998
                                                                                  -------------            ----------
                                                                                   (Unaudited)
CURRENT LIABILITIES
    Notes Payable                                                                 $  255,000           $   303,842
    Accounts Payable                                                                  76,071               121,206
    Accrued Expenses                                                                 167,890               286,215
    Deferred Income                                                                  294,023               315,267
                                                                                  ----------           ------------
                TOTAL CURRENT LIABILITIES                                            792,984             1,026,530
                                                                                 -----------           ------------
COMMITMENTS AND CONTINGENCIES                                                              -                     -
STOCKHOLDERS' DEFICIT
    Preferred Stock, $0.01 par value, 5,000,000 shares authorized                          -                     -
    Common Stock, $0.01 par value, 25,000,000 shares authorized,
        9,624,690 shares issued                                                       96,247                96,247
    Additional Paid-In Capital                                                     1,262,213             1,262,213
    Retained Deficit                                                              (1,451,307)           (1,772,023)
    Treasury Stock, at cost 26,000 and 11,000 shares, respectively                    (7,034)               (4,099)
                                                                                  ----------          ------------
                TOTAL STOCKHOLDERS' DEFICIT                                          (99,881)             (417,662)
                                                                                  ----------            ----------


                TOTAL LIABILITIES AND STOCKHOLDERS'
                   DEFICIT                                                        $  693,103            $  608,868
                                                                                  ==========            ===========















                           The accompanying note is an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                        Three Months Ended March 31,
                                                                                        ----------------------------
                                                                                     1999                   1998
                                                                                --------------          -------------
REVENUES
    Support Desk Services                                                           $  509,464             $  127,324
    Software Sales                                                                     130,123                128,339
                                                                                    ----------             ----------
TOTAL REVENUES                                                                         639,587                255,663

DIRECT PERSONNEL COST OF SUPPORT DESK
    SERVICES AND SOFTWARE SALES                                                        127,458                118,411
                                                                                    ----------             ----------
                REVENUES, NET OF DIRECT COSTS                                          512,129                137,252
                                                                                    ----------             ----------
EXPENSES

    Selling, General and Administrative                                                176,331                195,816
    Depreciation and Amortization                                                        9,698                 10,750
                                                                                  ------------            -----------
                TOTAL EXPENSES                                                         186,029                206,566
                                                                                    ----------             ----------
                OPERATING INCOME (LOSS)                                                326,100                (69,314)
OTHER INCOME (EXPENSE)
    Interest and Other Income                                                            5,670                  2,699
    Interest Expense                                                                   (11,054)                (2,697)
                                                                                   -----------             ----------
INCOME (LOSS) BEFORE INCOME TAXES                                                      320,716                (69,312)
INCOME TAX                                                                                   -                      -
                                                                                ---------------           -----------
NET INCOME (LOSS)                                                                   $  320,716             $  (69,312)
                                                                                    ==========             ==========
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                                               9,624,690              9,297,024
                                                                                     =========              =========
NET INCOME (LOSS) PER COMMON SHARE                                                $       0.03            $     (0.01)
                                                                                  ============            ===========











                           The accompanying note is an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Three Months Ended March 31,
                                                                                           ----------------------------
                                                                                         1999               1998
                                                                                   ----------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                                        $320,716            $(69,312)
Adjustments to Reconcile Net Income (Loss) to Net
  Cash  Provided (Used) by Operating Activities
    Depreciation and Amortization                                                           9,698              10,750
Changes in Assets and Liabilities
         Trade Accounts Receivable                                                       (107,667)           (173,542)
         Prepaid Expenses and Other                                                         1,000                 436
         Marketable Securities                                                                913                   -
         Accounts Payable                                                                 (45,135)            (29,539)
         Accrued Liabilities                                                             (118,325)            (45,130)
Deferred Income                                                                           (21,244)            103,005
         Cash Overdraft                                                                         -                   -
                                                                                    -------------         -----------
                 NET CASH PROVIDED (USED) BY
                    OPERATING ACTIVITIES                                                   39,956            (203,332)
                                                                                       ----------            --------
CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of Treasury Stock                                                              (2,935)                  -
                                                                                       ----------         -----------
                 NET CASH USED BY INVESTING ACTIVITIES                                     (2,935)                  -
                                                                                       ----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Principal Repayments on Lines of Credit                                                (48,842)                  -
   Borrowings Under Lines of Credit                                                             -              15,213
                                                                                    -------------            --------
NET CASH (USED) PROVIDED BY FINANCING
                    ACTIVITIES                                                            (48,842)             15,213
                                                                                        ---------            --------

(DECREASE) IN CASH                                                                        (11,821)           (188,119)
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                                              196,009             199,171
                                                                                        ---------            --------
CASH AND CASH EQUIVALENTS AT END
   OF  PERIOD                                                                            $184,188            $ 11,052
                                                                                         ========            ========
SUPPLEMENTAL DISCLOSURE OF INTEREST AND
   INCOME TAXES PAID DURING THE PERIOD
      Interest                                                                         $   11,054           $   2,697
                                                                                       ==========           =========
Income Taxes                                                                        $           -        $          -
                                                                                    =============        ============





                           The accompanying note is an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                          NOTE TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999

NOTE 1:          BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to financial statements included in the Annual Report on Form 10-K of KnowledgeBroker, Inc. for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

Three Months Ended March 31, 1999, Compared to Three Months Ended March 31, 1998

Revenues for the three months ended March 31, 1999, increased approximately $384,000, to $639,587 from $255,663 for the 1998 three month period. Revenues for Support desk services were up strongly in the first quarter largely as the result of the introduction of products in the holiday season required support in the first quarter, something that did not occur in the first quarter of 1998. Revenues from Support desk services increased $382,140 to $509,464 in the first three months of 1999 from $127,324 in the first three months of 1998, making almost all of the increase in revenues in the first quarter derived from Support desk services. Sales and Licensing revenues were virtually flat between the two periods.

Gross profit increased in the later period to $512,129 from $137,252, reflecting the large increase in revenues from Support desk services. The Company was able to hold Support desk services personnel to 25% of the revenues generated from Support desk services.

The Company enjoyed an operating profit $326,100 in the 1999 period compared to an operating loss of $69,314 in the 1998 period, reflecting both the improved gross profit and lower Selling, general and administrative costs in the 1999 period. Some of the reduced Selling, general and administrative costs reflect reduced marketing and sales personnel in the later period.

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

                                                     KnowledgeBroker, Inc.

January 17, 2000                                     /s/  Sharon Stanley
                                                     ---------------------------
                                                     Sharon Stanley,
                                                     Principal Financial Officer