Form 10QSB
period 1999-06-30
KNOWLEDGEBROKER INC
filed 2000-01-18
CIK 948280

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              KNOWLEDGEBROKER, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                    June 30,            December 31,
                                                                                      1999                  1998
                                                                                   ----------           ------------
                                                                                   (Unaudited)
CURRENT ASSETS
    Cash and Cash Equivalents                                                      $ 233,664              $196,009
    Marketable Securities                                                             51,468                55,004
    Accounts Receivable - Trade, net of allowance
        for doubtful accounts of $5,000 in 1999 and 1998                             121,131               282,316
    Prepaid Expenses                                                                   3,185                 4,185

                TOTAL CURRENT ASSETS                                                 409,448               537,514
                                                                                   ---------              --------

PROPERTY AND EQUIPMENT                                                               307,742               302,848
    Less Accumulated Depreciation and Amortization                                  (253,921)             (234,583)
                                                                                    --------              --------
                   NET PROPERTY AND EQUIPMENT                                         53,821                68,265
                                                                                  ----------             ---------

OTHER ASSETS                                                                           3,089                 3,089
                                                                                  ----------            ----------
                TOTAL ASSETS                                                        $466,358              $608,868
                                                                                    ========              ========


















                                   (Continued)

                           The accompanying note is an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                    June  30,            December 31,
                                                                                       1999                 1998

                                                                                   (Unaudited)
CURRENT LIABILITIES
    Notes Payable                                                                 $  203,500             $  303,842
    Accounts Payable                                                                  47,393                121,206
    Accrued Expenses                                                                 111,134                286,215
    Deferred Income                                                                  272,542                315,267
                                                                                  ----------             ----------
                TOTAL CURRENT LIABILITIES                                            634,569              1,026,530
                                                                                  ----------             ----------
COMMITMENTS AND CONTINGENCIES                                                              -                      -
STOCKHOLDERS' DEFICIT

    Preferred Stock, $0.01 par value, 5,000,000 shares authorized                          -                      -
    Common Stock, $0.01 par value, 25,000,000 shares authorized,
        9,624,690 shares issued                                                       96,247                 96,247
    Additional Paid-In Capital                                                     1,262,213              1,262,213
    Retained Deficit                                                              (1,517,001)            (1,772,023)
    Treasury Stock, at cost 35,000 and 11,000 shares, respectively                    (9,670)                (4,099)
                                                                                 -----------           ------------
                TOTAL STOCKHOLDERS' DEFICIT                                         (168,211)              (417,662)
                                                                                  ----------             ----------


                TOTAL LIABILITIES AND STOCKHOLDERS'
                   DEFICIT                                                        $  466,358             $  608,868
                                                                                  ==========             ==========











                           The accompanying note is an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Months Ended June 30,       Six Months Ended June 30,
                                                            --------------------------      -----------------------------

                                                                1999           1998              1999            1998
                                                            ------------   -----------      --------------    ---------
REVENUES
    Support Desk Services                                   $   69,962      $ 170,132         $ 579,426       $ 297,456
    Software Sales                                             168,966         84,336           299,089         212,675
                                                             ---------     ----------         ---------       ---------
                   TOTAL REVENUES                              238,928        254,468           878,515         510,131

DIRECT PERSONNEL COST OF
    SUPPORT DESK SERVICES
    SERVICES AND SOFTWARE SALES                                122,918        147,313           250,376         265,724
                                                             ---------      ---------         ---------       ---------

                REVENUES,
                   NET OF DIRECT COSTS                         116,010        107,155           628,139         244,407
                                                             ---------      ---------         ---------       ---------

EXPENSES
    Selling, General and Administrative                        172,771        206,826           349,101         402,642
    Depreciation and Amortization                                9,640         10,397            19,338          21,147
                                                            ----------     ----------        ----------      ----------

                TOTAL EXPENSES                                 182,411        217,223           368,439         423,789
                                                             ---------      ---------         ---------       ---------

                OPERATING
                    INCOME (LOSS)                              (66,401)      (110,068)          259,700        (179,382)

OTHER INCOME (EXPENSE)
    Interest and Other Income                                    8,050            792            13,720           3,491
    Interest Expense                                            (7,343)        (3,642)          (18,397)         (6,339)
                                                            ----------     ----------        ----------      ----------

(LOSS) INCOME BEFORE
     INCOME TAXES                                              (65,694)      (112,918)          255,023        (182,230)

INCOME TAX                                                           -              -                 -               -
                                                         -------------   ------------     -------------      ----------

NET (LOSS) INCOME                                           $  (65,694)     $(112,918)        $ 255,023       $(182,230)
                                                            ==========      =========         =========       =========
WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING                                              9,624,690      9,270,024         9,624,690       9,270,024
                                                             =========     ==========         =========       =========
NET (LOSS) INCOME PER
     COMMON SHARE                                           $    (0.01)   $     (0.01)        $    0.03      $    (0.02)
                                                            ==========   ============         =========      ==========


                           The accompanying note is an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Six Months Ended June 30,

                                                                                              1999             1998
                                                                                        ---------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                                                         $255,022       $(182,230)
   Adjustments to Reconcile Net  Income (Loss) to Net
      Cash Provided (Used) by Operating Activities
         Depreciation and Amortization                                                         19,338          21,147
Changes in Assets and Liabilities
         Trade Accounts Receivable                                                            161,185         (70,632)
         Prepaid Expenses                                                                       1,000          12,016
         Accounts Payable                                                                     (73,813)        (73,781)
         Accrued Liabilities                                                                 (175,081)        (52,252)
         Marketable Securities                                                                  3,536               -
Deferred Income                                                                               (42,725)        107,903
                                                                                             --------       ---------
                 NET CASH PROVIDED (USED) BY
                    OPERATING ACTIVITIES                                                      148,462        (237,829)
                                                                                             --------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of Property and Equipment                                                          (4,894)         (4,483)
   Purchase of Treasury Stock                                                                  (5,571)              -
                                                                                             --------   -------------

                 NET CASH USED BY INVESTING ACTIVITIES                                        (10,465)         (4,483)
                                                                                             ---------     -----------


CASH FLOWS FROM FINANCING ACTIVITIES

   Borrowings Under Lines of Credit                                                                 -          55,213
   Principal Repayments on Lines of Credit                                                   (100,342)              -
                                                                                             --------   -------------
                 NET CASH (USED)  PROVIDED BY FINANCING
                    ACTIVITIES                                                               (100,342)         55,213
                                                                                             --------      ----------

INCREASE (DECREASE) IN CASH                                                                    37,655        (187,099)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                                                  196,009         199,171
                                                                                             --------       ---------

CASH AND CASH EQUIVALENTS AT END
    OF PERIOD                                                                                $233,664      $   12,072
                                                                                             ========      ==========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND
   INCOME TAXES PAID DURING THE PERIOD
      Interest                                                                               $ 18,397      $    6,339
                                                                                             ========      ==========
Income Taxes                                                                             $          -      $        -
                                                                                         ============   =============


                           The accompanying note is an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                          NOTE TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 1999

NOTE 1:          BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to financial statements included in the Annual Report on Form 10-K of KnowledgeBroker, Inc. for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30,1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

Six Months Ended June 30, 1999, Compared to Six Months Ended June 30, 1998

Revenues for the six months ended June 30, 1999, increased more than $368,000, to $878,515 from $510,131 for the 1998 six month period. Revenues for Support desk services were up strongly in the first quarter largely as the result of the introduction of products in the holiday season required support in the first quarter, something that did not occur in the first quarter of 1998. These revenues did not continue into the second quarter. Revenues from Support desk services increased about $280,000 to $579,426 in the first six months of 1999 from $297,456 in the first six months of 1998, making the majority of the increase in revenues in the first half of 1999 being derived from Support desk services. Sales and licensing revenues increased in 1999 when compared to the Sales and licensing revenues in 1998 for the same period.

Gross profit increased in the later period to $628,139 from $244,407, reflecting the large increase in revenues from both Support desk services and Sales and licensing revenues. The Company was able to hold Support desk services personnel to 43% of the revenues generated from Support desk services. The second quarter 1999 saw declining revenues from Support desk services and the cost to maintain those services was higher as percentage of revenues than in the first quarter of 1999, although not as high as that in the second quarter of 1998.

The Company enjoyed an operating profit of $259,700 in the 1999 period compared to an operating loss of $179,382 in the 1998 period, reflecting both the improved gross profit and lower Selling, general and administrative costs in the 1999 period. Some of the reduced Selling, general and administrative costs reflect reduced marketing and sales personnel in the later period.

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

                                            KnowledgeBroker, Inc.

January 17, 2000                            /s/  Sharon Stanley
                                            -----------------------------------
                                            Sharon Stanley,
                                            Principal Financial Officer