Form 10QSB
period 1999-09-30
KNOWLEDGEBROKER INC
filed 2000-01-18
CIK 948280

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

                           For the quarterly period ended September 30, 1999

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              KNOWLEDGEBROKER, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                 September 30,            December 31,
                                                                                     1999                    1998

                                                                                 (Unaudited)
CURRENT ASSETS
    Cash and Cash Equivalents                                                      $  64,260                $196,009
    Marketable Securities                                                             51,485                  55,004
    Accounts Receivable - Trade, net of allowance
        for doubtful accounts of $5,000 in 1999 and 1998                             142,046                 282,316
    Prepaid Expenses                                                                   3,185                   4,185
                                                                                  ----------              ----------
                TOTAL CURRENT ASSETS                                                 260,976                 537,514
                                                                                    --------                --------


PROPERTY AND EQUIPMENT                                                               311,469                 302,848
Less Accumulated Depreciation and Amortization                                      (263,111)               (234,583)
                                                                                    --------                --------
                   NET PROPERTY AND EQUIPMENT                                         48,358                  68,265
                                                                                   ---------               ---------

OTHER ASSETS                                                                           3,089                   3,089
                                                                                  ----------              ----------
                TOTAL ASSETS                                                        $312,423                $608,868
                                                                                    ========                ========

















                                   (Continued)

                           The accompanying note is an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                 September 30,          December 31,
                                                                                    1999                   1998
                                                                             -------------------      --------------
                                                                                 (Unaudited)

CURRENT LIABILITIES
    Notes Payable                                                                 $  203,500             $  303,842
    Accounts Payable                                                                  66,454                121,206
    Accrued Expenses                                                                  49,189                286,215
    Deferred Income                                                                  226,900                315,267
                                                                                  ----------            -----------
                TOTAL CURRENT LIABILITIES                                            546,043              1,026,530
                                                                                  ----------             ----------
COMMITMENTS AND CONTINGENCIES                                                              -                     -
STOCKHOLDERS' DEFICIT

    Preferred Stock, $0.01 par value, 5,000,000 shares authorized                          -                     -
    Common Stock, $0.01 par value, 25,000,000 shares authorized,
        9,624,690 shares issued                                                       96,247                 96,247
    Additional Paid-In Capital                                                     1,262,213              1,262,213
    Retained Deficit                                                              (1,582,410)            (1,772,023)
    Treasury Stock, at cost 35,000 and 11,000 shares, respectively                    (9,670)                (4,099)
                                                                                 -----------           ------------
                TOTAL STOCKHOLDERS' DEFICIT                                         (233,620)              (417,662)
                                                                                  ----------             ----------


                TOTAL LIABILITIES AND STOCKHOLDERS'
                   DEFICIT                                                        $  312,423             $  608,868
                                                                                  ==========             ==========














                           The accompanying note is an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    Three Months Ended             Nine Months Ended
                                                                       September 30,                 September 30,
                                                                 -----------------------        --------------------------


                                                                    1999          1998            1999            1998
                                                                 -----------    --------        --------     -------------
REVENUES
    Support Desk Services                                     $    35,039       $198,376     $   614,465     $  495,832
    Software Sales                                                152,506        107,876         451,595        320,551
                                                               ----------      ---------    ------------      ---------

                TOTAL REVENUES                                    187,545        306,252       1,066,060        816,383
                                                               ----------      ---------      ----------     ----------

DIRECT PERSONNEL COST
    OF SUPPORT DESK SERVICES
     AND SOFTWARE SALES                                            89,254         97,447         339,630        363,171
                                                              -----------      ---------    ------------     ----------
                REVENUES,
                   NET OF DIRECT COSTS                             98,291        208,805         726,430        453,212
                                                              -----------      ---------    ------------     ----------
EXPENSES
    Selling, General and Administrative                           153,069        156,216         502,171        558,858
    Depreciation and Amortization                                   9,191         10,418          28,529         31,565
                                                             ------------     ----------    ------------    -----------

                TOTAL EXPENSES                                    162,260        166,634         530,700        590,423
                                                               ----------      ---------     -----------     ----------

                OPERATING (LOSS) INCOME                           (63,969)        42,171         195,730       (137,211)

OTHER INCOME (EXPENSE)
    Interest and Other Income                                       5,233          2,484          18,953          5,975
    Interest Expense                                               (6,673)        (3,641)        (25,070)        (9,980)
                                                              -----------     ----------    ------------   ------------

(LOSS) INCOME BEFORE
    INCOME TAXES                                                  (65,409)        41,014         189,613       (141,216)

INCOME TAX                                                              -              -               -              -
                                                           --------------   ------------      -----------  ------------
NET (LOSS) INCOME                                             $   (65,409)     $  41,014    $    189,613     $ (141,216)
                                                              ===========      =========    ============      =========

WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING                                                 9,624,690      9,375,024       9,624,690       9,375,024
                                                                =========      =========       =========      ==========

NET (LOSS) INCOME PER
    COMMON SHARE                                              $    (0.01)     $     0.00      $     0.02      $    (0.02)
                                                              ============    ==========    ============    ============


                           The accompanying note is an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Nine  Months Ended September 30,

                                                                                      1999                     1998
                                                                               ------------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income                                                                    $189,613              $(141,216)
   Adjustments to Reconcile Net Income (Loss) to Net
      Cash Used by Operating Activities
         Depreciation and Amortization                                                 28,528                 31,565
Changes in Assets and Liabilities
      Trade Accounts Receivable                                                       140,270               (143,311)
      Prepaid Expenses                                                                  1,000                 12,016
      Accounts Payable                                                                (54,752)               (57,874)
      Accrued Liabilities                                                            (237,026)               (90,724)
      Deferred Income                                                                 (88,367)                64,178
      Marketable Securities                                                             3,519                      -
      Cash Overdraft                                                                        -                  2,465
                                                                                 ------------            -----------
                 NET CASH USED BY
                    OPERATING ACTIVITIES                                              (17,215)              (322,901)
                                                                                     --------               --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Property and Equipment                                                  (8,621)                (4,483)
   Purchase of Treasury Stock                                                          (5,571)                     -
                                                                                     --------          -------------

                 NET CASH USED BY INVESTING ACTIVITIES                                (14,192)                (4,483)
                                                                                     --------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal Repayments on Lines of Credit                                           (100,342)                     -
   Borrowings Under Lines of Credit                                                         -                128,213
                                                                                 ------------              ---------
NET CASH (USED) PROVIDED BY
                    FINANCING ACTIVITIES                                             (100,342)               128,213
                                                                                     --------              ---------

(DECREASE) IN CASH                                                                   (131,749)              (199,171)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF  PERIOD                                                                         196,009                199,171
                                                                                     --------              ---------

CASH AND CASH EQUIVALENTS AT END OF  PERIOD                                          $ 64,260          $           -
                                                                                     ========          =============

SUPPLEMENTAL DISCLOSURE OF INTEREST AND
   INCOME TAXES PAID DURING THE PERIOD
        Interest                                                                     $ 25,070            $     9,980
                                                                                     ========            ===========
          Income Taxes                                                           $          -            $         -
                                                                                 ============            ===========








                           The accompanying note is an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                          NOTE TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1999

NOTE 1:          BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to financial statements included in the Annual Report on Form 10-K of KnowledgeBroker, Inc. for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

Nine Months Ended September 30, 1999, Compared to Nine Months Ended September 30, 1998

Revenues for the nine months ended September 30, 1999, increased almost $250,000, to $1,066,060 from $816,383 for the 1998 nine month period. Revenues for Support desk services were up strongly in the first quarter largely as the result of the introduction of products in the holiday season required support in the first quarter, something that did not occur in the first quarter of 1998. These revenues did not continue into the second and third quarter. Revenues from Support desk services increased about $119,000 to $614,465 in the nine months of 1999 from $495,832 in the first nine months of 1998 and Sales and licensing revenues increased in 1999 about $131,000 to $451,595 from $320,551 when compared to the Sales and licensing revenues in 1998 for the same period.

Gross profit increased in the later period to $726,430 from $453,212 reflecting the large increase in revenues from both Support desk services and Sales and licensing revenues. The Company was able to hold Support desk services personnel to 55% of the revenues generated from Support desk services. The second and third quarters of 1999 saw declining revenues from Support desk services and the cost to maintain those services was higher as percentage of revenues than in the first quarter of 1999, although not as high as that in the second and third quarters of 1998.

The Company enjoyed an operating profit in the 1999 period of $195,730 in the 1999 period compared to an operating loss of $137,211 in the 1998 period, reflecting both the improved gross profit and lower Selling, general and administrative costs in the 1999 period. Some of the reduced Selling, general and administrative costs reflect reduced marketing and sales personnel in the later period.

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