Form 10KSB
period 1997-12-31
KNOWLEDGEBROKER INC
filed 2000-01-19
CIK 948280

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 50549

                                   Form 10-KSB

(Mark One)

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 For the fiscal year ended December 31, 1997

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

  For the transition period from _______ to ____________

         Commission file number 0-26626

                              KnowledgeBroker, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                                     Nevada
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   84-0856578
--------------------------------------------------------------------------------
                      (I.R.S. Employer identification No.)

13295 Mira Loma Road, Reno, NV                                  89511
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number: (775) 852-5711

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

                               Title of each class

                                  Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter
period that the registrant was required to file such reports. Yes   No X


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year:  $1,944,778

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of January 14, 2000. $300,571

State the number shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,624,690

Item 1. Business

Background

KnowledgeBroker, Inc., or KBI, was originally formed as a California corporation in March 1992 to provide help desk functions relating to personal computers for Fortune 1000 companies. KBI develops, sells and maintains informational databases to provide on-line computer hardware and software applications support.

On April 28, 1995, the registrant, then named Overthrust Oil Royalty Corporation, entered into an agreement to acquire all of the issued and outstanding stock of the California corporation. At the time registrant was public but was not reporting. In connection with this transaction, Overthrust Oil Royalty Corporation, the registrant, was reincorporated in Nevada by means of a merger with and into a newly-formed Nevada corporation which was accomplished by a merger with the California corporation, KBI. Simultaneously with this reorganization, which was effected on May 23, 1995, the registrant's name was changed to KnowledgeBroker, Inc. Approximately 96% of the registrant's issued and outstanding shares were issued to stockholders of the California corporation.

The registrant was formed in 1981 and engaged in the oil and gas business. In 1982 the registrant completed a public offering but in 1986 the Company filed for protection pursuant to Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Utah. On February 15, 1995, the Bankruptcy Court entered its final order discharging the registrant and, immediately prior to the completion of the merger of the registrant with the California corporation described above, the registrant had no assets or liabilities.

KnowledgeBroker, Inc.

KnowledgeBroker, Inc. ("KBI" or the "Company") is a supplier of knowledge distribution services and technology and provides a full range of technical computer support products and services to large corporate workplaces, small businesses and individual users. KBI operates HelpNET 800 Service, a live, 24-hour multi-vendor, technical computer support outsourcing bureau for major hardware and software OEMs, computer retailers and corporations. E-Commerce and the Internet have provided substantial new opportunities for the Company to expand its services and products. E-Commerce services include external customer assistance for the thousands of new businesses that are learning to conduct business on the Internet, and that have a critical need for the technical expertise that the Company has developed over the years.

Many of the Company's programs and products can now be sold over the Internet. The World Wide Web provides substantial exposure for many of the Company's services directed at businesses. The Company has also received requests from major warranty providers to chain stores such as CompUSA, and from sellers of hardware and software on the Internet such as MicroLeague, to supply technical advice to assist in the sales process; to provide critical information needed to finalize a sale, which will be delivered via e-mail, phone and also by net chat online. CommerceNet says online shopping (E-commerce) is up over 80% in just the last 9 months. KnowledgeBroker continues to receive inquiries from the information technology industry about its products and services, clearly reflecting the growing need for reliable expertise in technical support areas.

The Company has developed a database of more than 55,000 frequently asked questions regarding hardware and software problems, which have been developed over the past 8 years as a result of more than 1,500,000 phone calls to its call center. As new hardware and software products come into the marketplace, the database constantly grows and evolves to more accurately deliver a correct and rapid response to the customer. Through a multi-level technical writing and verification process using its own software tools, the database of the Company continues to grow, fueled by each customer inquiry that requires a new entry and response. The Company therefore has a substantial amount of available data, which grows and adds value daily making it an emerging leader in the Help Desk/Support Industry.

THE INDUSTRY

Every computer user has had a computer problem. The Help Desk industry, defined as internal and external computer support services and necessary software tools, is regarded as one of the fastest growing segments in the information technology field by Wall Street. According to International Data Corporation (IDC), the information technology industry's most comprehensive resource on worldwide IT markets,

o 20 billion dollars was spent in 1998 on software customer and technical support.
o Sales of problem resolution technology, a KBI niche market, were $139 million in 1997.
o These are projected to increase to $657 million by 2001 -- a nearly 500% increase.
o Revenues are projected to rise into the billions of dollars within the next few years.

Companies in this sector are already receiving higher than market average valuations in the stock market. KnowledgeBroker, Inc. is becoming recognized as a leader in the technical support field and, the company believes, a leading supplier of technology and services.

The Company develops and markets Internet software and solutions, technical support information used as Internet content, Knowledge Management Software and operates a 24-hour phone and Internet technical support Help Desk worldwide. Customers expect to be able to chose their medium for tech support: telephone, fax, e-mail or the Internet. The Aberdeen Group estimates that, by 2002, companies will receive over 50% of all general customer support contacts and inquiries over the Web and through e-mail messages and other Web-based forms. According to Nielsen Media, the number of Internet users in the US and Canada is up to 92 million.

The Help Desk industry is undergoing considerable consolidation. In this market environment KBI is a likely target for acquisition. Conversely KBI's complete Help Desk and Knowledge Management software line provide the technical infrastructure needed to bring other small, complementary companies into the KBI organization. This can be via joint venture, merger or acquisition. Small software or service providers in specialized business areas are likely candidates. Examples might be training companies for specialized enterprise software and support bureaus which specialize in medical software or legal software. Value would be added by the use of KBI software tools, a new revenue stream from the resale of the new knowledge after it had been `productized' and the value of public market multiples for these typically private firms.

MAJOR CONTRACT BREAKTHROUGHS

Recently the Company has been recognized for its ability to deliver swift and accurate customer help and support with major contracts to supply services or products to companies such as Intel, Philips Electronics/Origin in the Netherlands, EarthWeb and others. KnowledgeBroker, Inc. now supplies support software content to Intel's retail support product offering as well as their worldwide staff of 60,000 persons. The Company's customer list includes AST, ATT-UK, Compaq Computers, CompUSA, Weyerhauser Corp., Ziff-Davis, GTE, IBM, Oracle UK and many others.

NEW PRODUCTS

ASK.ME Pro 3.0, the Company's professional stand alone help desk software, is a robust Knowledge Management tool that makes it easy for companies to capture important information about any aspect of their business, format this information into a professional KnowledgeBase, and then access this information using a powerful search engine. ASK.ME Pro can be used by virtually any industry. Company information can be exported to a wide variety of formats and used for Internet and telephone support. In addition, the Company has a database with more than 55,000 prepackaged solutions to problems with software, hardware, systems and the Internet that can be licensed to run in this product.

The Company is also poised to launch HelpHunter, its first solutions program aimed at the general public. Combining a simple and fun CD-based software program with Internet and telephone back-up, this new and creative solutions program tailors the capability of the Company's database to the level of understanding of the average computer user. HelpHunter has aroused serious interest on the part of several OEMs and major Information Technology companies because of its potential to lower support costs by providing end users with just-in-time answers to key questions.

INTERNET BASED SOLUTIONS

The Company has now integrated all of its solutions and database response systems into a seamless and automatically coordinated network that works online
- ASK.ME OnLine (AMOL). The customer, whether in a high-tech corporate setting or a consumer at home using HelpHunter, has the ability to type in a brief description of the problem at hand. Using the resources of its database, the Company's automated system provides an immediate set of possible solutions directly to the user's computer screen. If the problem remains unsolved, the user can use e-mail, Internet chat or telephone options. The Company's Call Center in Dallas has a full staff of technical experts available at any time, day or night. When a new problem is addressed and solved, it automatically becomes part of the database, which will send back the solution online the next time another customer experiences the same problem. The Company is now in the process of adding additional services and solutions geared specifically to the E-Commerce sector of the Internet. This will allow most of the Company's products priced under $10,000 to be purchased directly over the Internet. This will increase customer satisfaction and decrease the cost of KBI product sales.

Item 2. Description of Property.

         The Company's main operating facility is located in Carrollton, Texas. The Carrollton facility covers approximately 3,500 square feet and the monthly rent is $3,580. The lease commenced October 16, 1995 and is for a term of five years. The Company's principal executive offices are located in Reno, Nevada and it also has operations in Irvine and South Pasadena, California.

Item 3. Legal Proceedings.

In February 1996 the Company settled litigation in which the total amount was $349,998 of which the Company paid $100,000 in cash and issued 71,428 shares of stock valued at $3.50. The Company is required to buy back the shares if the Company fails to offer the opportunity to sell the stock on the open market. The buy back price is between $3.50 and $5.00 per share.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's common stock is listed over the counter and is traded under the symbol KBIZ.

The following table set forth the high and low bid and cash prices of the Company's Common Stock for each calendar quarter in 1997 and 1996 as reported by
NASDAQ:

1997                                  Ask                            Bid

                              High          Low              High          Low

First Quarter                 1.250        0.906            0.906         0.6875
Second Quarter                1.875        1.125            1.00          0.6875
Third Quarter                 1.250        1.00             0.8125        0.750
Fourth Quarter                1.250        0.6875           0.8125        0.500



1996                                  Ask                            Bid

                              High          Low              High          Low

First Quarter                 5.125        2.9358           4.750         2.250
Second Quarter                3.500        2.500            3.00          2.000
Third Quarter                 2.750        1.500            2.375         1.000
Fourth Quarter                1.250        0.750            0.750         0.625

         As of January 14, 2000, there were approximately 640 holders of record of the Company's common stock, according to the records provided by the transfer agent.

Item 6. Management's Discussion and Analysis or Plan of Operation

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

Year Ended December 31, 1997, Compared to Year Ended December 31, 1996

Revenues for the year ended December 31, 1997, increased more than $250,000, to $1,944,778 from $1,688,032 for 1996. The increase in overall revenues reflects the addition of two large clients for Support desk services in the first quarter of 1997 but masked the significant drop in sales and licensing of the Company's software.

Although these trends reflect the twelve month period, the last half of 1997 saw a marked decline in revenues for Support desk services as the Company completed the work for two clients that initiated contracts in the first part of 1997. The second half of the year, nonetheless, saw a recovery in software sales and licensing, particularly with smaller clients.

Gross profit increased in the later period to $1,144,124 from $875,187. However, the Company was unable to reduce in the second half of 1997 the number of people staffing the Support desk services as rapidly as the declining revenues from Support desk services required.

The increased operating profit was not sufficient to cover operating expenses, particularly since the Company had begun to increase its selling and marketing efforts in the second half of 1997 as well as cover the expenses of being a public company. For 1997, the Company wrote off a significant amount of accounts receivable in the fourth quarter. Accordingly, the Company incurred an operating loss of $439,428 for 1997. In 1996 the Company's operating loss was $682,147, the loss being affected by $188,653 of litigation expenses.

For 1997 the Company's loss was $789,877. Despite having a loss for the year, the Company incurred a tax liability of $335,486, writing off a deferred tax assets that the Company did not believe would be available.

Liquidity and Capital Resources

The Company's operating capital has been provided by operations, the issuance of stock and bank lines of credit. The Company's long-term continuation depends upon its ability to generate profits. Because the Company's losses have largely been funded with debt, its ongoing ability to survive will depend upon its ability to increase revenues.

Item 7. Financial Statements.

         The response to this item is submitted as a separate section of this Form 10-K. See "Item 13. Exhibits, Financial Statements and Reports on Form 8-K."


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The following tables sets forth certain information about the directors and executive officers of the Company. All directors of the Company hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. Executive officers of the Company are elected by the Board of Directors to hold office until their respective successors are elected and qualified.

         Name                      Age         Positions(s)
         ----                      ---         ------------

         Brad Stanley              50          President, Treasurer and Director

         James T. Alexander        45          Executive Vice President, and
                                               Director

         Sharon Stanley            60          Finance Director, Secretary and
                                               Director

         Gail Wetmore              53          Vice President and Director


         Set forth below is a description of the backgrounds of the executive officers and directors of the Company.


         Brad Stanley has served as the President, Chief Financial Officer, Secretary and director of the Company since the transaction with KBI in April 1995. Prior to such transaction, Mr. Stanley had served as the President, Chief Executive Officer and director of KBI since May 1992, and as Chairman of the Board since October 1992. Mr. Stanley was also involved in the development of the predecessor business of KBI before its incorporation. Prior to founding KBI, Mr. Stanley was involved in building knowledge distribution technologies while employed in several positions by GTE for over ten years, where he worked closely with support desks and expert systems to continually refine support technology. Mr. Stanley was selected to head the GTE TELOPS National Advanced Technology Group. Before his involvement with the National Advanced Technology Group, Mr. Stanley was employed by GTE in various other capacities, including computer programming and systems analysis, where his responsibilities included developing organizational structures, products and services for start-up and other organizations. Brad Stanley and Sharon Stanley are husband and wife.

         James T. Alexander has served as the Executive Vice President, Assistant Secretary and director of the Company since the transaction with KBI in April 1995. Prior to such transaction, Mr. Alexander had served as the Executive Vice President and director of KBI since May 1992. Prior to the incorporation of KBI, Mr. Alexander was involved in the development of the predecessor business of KBI. Mr. Alexander also served as West Coast Manager of Sales for Softool Corporation from 1989 to 1990, as Southwest Regional Sales Manager for Inference Corporation from 1986 to 1989 and as Account Manager for Candle Corporation from 1982 to 1986.

         Sharon Stanley has been Finance Director of the Company since 1995 and became a director and Secretary of the Company in April 1999. Prior to joining the Company in 1995, Ms. Stanley was Senior Vice President of Human Resources of Chiat/Day Advertising, an international advertising agency. Ms. Stanley joined Chiat/Day in 1975. Sharon Stanley and Brad Stanley are husband and wife.

         Gail Wetmore has served as Marketing Director of the Company since February of 1995. She became a director of the Company in April 1999.

         The Company's Bylaws provide that directors may be receive compensation for their services and reimbursement for their expenses as the Board of Directors may establish by resolution.

Item 10. Executive Compensation.

         The following table sets forth the cash and non-cash compensation paid by KBI to its President and Executive Vice President for the fiscal years ended December 31, 1997, 1996 and 1995. No other officers or directors received cash or non-cash compensation in excess of $100,000 for the fiscal years ended December, 1997, 1996 and 1995.

Name and Principal Position                 Year             Annual Compensation
Brad Stanley, President                     1997              $125,000(1)
                                            1996              $135,000(2)
                                            1995              $108,333(3)

(1) Includes $60,000 in cash and 84,416 shares of the Company's stock with each share valued at $1.25 per share.
(2) Includes $60,000 in cash and 53,333 shares of the Company's stock with each share valued at $1.25 per share.
(3) Includes $60,000 in cash and 38,666 shares of the Company's stock with each share valued at $1.25 per share.

   The Company has entered into an employment letter with Mr. Stanley which provides for an annual salary commencing on April 28, 1995 of $125,000 for the first year, $140,000 for the second year, $150,000 for the third year and thereafter as may be agreed by the Company and Mr. Stanley. The employment letter also provides that Mr. Stanley will be entitled to receive a cash bonus in accordance with a specified formula and to receive options to purchase shares of Common Stock as the Board of Directors may determine from time to time. The employment letter also provides that the Company will furnish Mr. Stanley with an automobile and pay all gas and maintenance on such automobile. The employment letter may be terminated at any time for any reason by the Company or Mr. Stanley by giving 14 days advance notice. The employment letter will terminate upon Mr. Stanley's death or disability, or if the Company terminates Mr. Stanley for just cause.

   Because results of operations were not strong in 1997, Mr. Stanley reduced his compensation to $125,000 in 1997. The contract has been extended through the year 2000.

1995 Stock Compensation Plan

         As a performance incentive and in order to encourage ownership of Common Stock, the Company has adopted its 1995 Stock Compensation Plan (the "Plan"). 900,000 shares of Common Stock have been reserved for issuance under the Plan pursuant to the exercise of options or the grant of restricted stock awards. As of August 7, 1995, the Company had granted options to acquire an aggregate of 607,750 shares of Common Stock, none of which had been exercised. Unless extended or earlier terminated, the Plan will terminate on the day prior to the tenth anniversary of its effective date. The Plan is intended to qualify for favorable treatment under Section 16 of the Securities Exchange Act of 1934, as amended, pursuant to Rule 16b-3 promulgated thereunder ("Rule 16b-3").

         The Plan provides for the grant of "incentive stock options," as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), nonqualified stock options and restricted stock awards (collectively referred to as "Awards"). The Plan will be administered by a committee of the Board of Directors (see "Committee"), which will consist of two or more directors of the Company who are deemed "disinterested" within the meaning of Rule 16b-3. The Committee has, subject to the terms of the Plan, the sole authority to grant Awards under the Plan (other than to members of the Committee), to construe and interpret the Plan and to make all other determinations and take any and all actions necessary or advisable for the administration of the Plan. All of the Company's employees, the members of the Committee and advisors are eligible to receive Awards under the Plan, but only employees of the Company are eligible to receive incentive stock options.

         Options will be exercisable during the period specified in each option agreement and will be exercisable in accordance with a vesting schedule to be designated by the Committee. Restricted stock awards will give the recipient the right to receive a specified number of shares of Common Stock contingent upon remaining a Company employee for a specified period, as determined by the Committee. Notwithstanding the provisions of any option agreement or restricted stock agreement, options will become immediately exercisable and all restrictions will immediately lapse with respect to any award of restricted stock in the event of a change or threatened change in control of the Company and in the event of certain mergers and reorganizations of the Company. No option will remain exercisable later than ten years after the date of grant. In addition, options may be subject to early termination within a designated period following the optionee's cessation of service with the Company.

         The aggregate fair market value of Common Stock with respect to which incentive stock options are exercisable for the first time by any individual during any calendar year may not exceed $100,000. The exercise price for incentive stock options granted under the Plan may be no less than the fair market value of the Common Stock on the date of grant (or 110% in the case of incentive stock options granted to employees owning more than 10% of the Common Stock). The exercise price for nonqualified stock options granted under the Plan will be in the discretion of the Committee.

         The exercise price for any option may be paid (i) in cash, (ii) by certified or cashier's check, (iii) if permitted by the Committee, in shares of Common Stock valued at the then fair market value thereof, (iv) if permitted by the Committee, by cash or certified or cashier's check for the par value of the shares plus a promissory note for the balance of the purchase price, which note must provide for full personal liability of the maker and will contain such terms and provisions as the Committee may approve, including without limitation the right to repay the note partially or wholly with Common Stock, (v) by delivery of a copy of irrevocable instructions from the participant to a broker or dealer, reasonably acceptable to the Company, to sell certain of the shares purchased upon exercise of the option or to pledge them as collateral for a loan and promptly deliver to the Company the amount of sale or loan proceeds necessary to pay such purchase price or (vi) in any other form of valid consideration, as permitted by the Committee in its discretion.

         The Plan provides that, immediately and automatically upon his initial election or appointment to the Board of Directors, each non-employee director will receive a nonqualified stock option to purchase 5,000 shares of Common Stock. In addition, each non-employee director will receive a nonqualified stock option to purchase 1,000 shares of Common Stock on the date of each annual meeting of stockholders of the Company subsequent to his initial election as a director by the stockholders of the Company. Each such option (i) entitles the non-employee director to purchase shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant, (ii) is immediately exercisable and (iii) will have a term of ten years. Except for such automatic grants, non-employee directors will not be eligible to receive Awards under the Plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information as of January 14, 2000 with regard to the beneficial ownership of Common Stock by (i) each person known to the Company to be the beneficial owner of 5% or more of its outstanding Common Stock, (ii) by the officers, directors and key employees of the Company individually, and (iii) by the officers and directors as a group.

Name                              Number of shares Owned                Percent

Brad Stanley                           7,133,618(1)                      74.1%
13295 Mira Loma Road
Reno, Nevada, 89511

James Alexander                        1,310,596(2)                      13.6%
31922 Paseo Cielo
San Juan Capistrano, CA 92675

Sharon Stanley                           134,813(3)                       1.4%
13295 Mira Loam Road
Reno, Nevada, 89511

Gail Wetmore                              84,600(4)                       0.9%
1003 Diamond, Suite 206
South Pasadena, CA 91030

All directors and executive officers
as a group (4) people                  8,996,957                         90.0%

(1) Excludes 119,813 shares owned by an affiliate of Sharon Stanley of which Brad Stanley is an officer and excludes 15,000 shares owned by Sharon Stanley and 10,000 shares owned by a child of Brad Stanley. Mr. Stanley disclaims beneficial ownership in these shares.

(2) Excludes 40,000 shares owned by each of Mr. Alexander's children as to which Mr. Alexander disclaims beneficial ownership.

(3) Excludes 7,133,618 shares owned by Brad Stanley as to which Sharon Stanley disclaims beneficial ownership.

(4) Excludes 17,940 shares owned by husband and 2,000 shares owned by daughter as to which Ms. Wetmore disclaims beneficial ownership.

Item 12. Certain Relationships and Related Transactions.

         The Company has a $250,000 line of Credit with Union Planter Bank. This line is secured by the Company's Accounts Receivable and assets. In addition, Brad Stanley and Sharon Stanley have personally guaranteed this line of credit and have additionally secured the line of credit with a $50,000 certificate of deposit. Neither of the Stanley's have been compensated for guaranteeing or securing this line of credit.

Item 13. Exhibits and Reports on Form 8-K.

(a) Financial Statements

         The following financial statements are included herewith:

                                                                           Page

    Report of Independent Certified Public Accountants                     F-1
    Consolidated Balance Sheets                                            F-2
    Consolidated Statements of Operations                                  F-4
    Consolidated Statements of Stockholders' Equity                        F-5
    Consolidated Statements of Cash Flows                                  F-6
    Notes to Consolidated Financial Statements                             F-8

(b) Reports on Form 8-K

         None

                              KNOWLEDGEBROKER, INC.

                                TABLE OF CONTENTS

                                                                 Page

Report of Independent Certified Public Accountants               F-2

Balance Sheets as of December 31, 1997 and 1996                  F-3

Statements of Operations for the years ended
December 31, 1997 and 1996                                       F-5

Statements of Stockholders' (Deficit) Equity
for the years ended December 31, 1997 and 1996                   F-6

Statements of Cash Flows for the years ended
December 31, 1997 and 1996                                       F-7

Notes to Financial Statements                                    F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
KnowledgeBroker, Inc.

We have audited the accompanying balance sheets of KnowledgeBroker, Inc., (a Nevada corporation) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' (deficit) equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KnowledgeBroker, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Killman, Murrell & Company, P.C.
Dallas, Texas
December 22, 1999

                              KNOWLEDGEBROKER, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                     ASSETS

                                                                                       1997               1996
                                                                                    ---------         -------------
CURRENT ASSETS
    Cash and Cash Equivalents                                                         $199,171      $             -
    Marketable Securities                                                               51,000               50,000
    Accounts Receivable - Trade, net of allowance
        for doubtful accounts of $5,000 and $69,098, respectively                      106,255              677,744
    Prepaid Expenses                                                                    40,201                    -
    Income Tax Receivable                                                               55,772              184,845
    Deferred Income Taxes-Note 7                                                            -               216,433
                                                                                  ------------           ----------

                TOTAL CURRENT ASSETS                                                   452,399            1,129,022
                                                                                      --------            ---------

PROPERTY AND EQUIPMENT-Note 2                                                          295,165              278,548
    Less Accumulated Depreciation and Amortization                                    (193,222)            (141,700)
                                                                                      --------           ----------

                NET PROPERTY AND EQUIPMENT                                             101,943              136,848
                                                                                      ---------          ----------

OTHER ASSETS

    Deferred Income Taxes-Note 7                                                             -              119,413
    Other                                                                                3,089                3,376
                                                                                     ---------         ------------

                TOTAL OTHER ASSETS                                                       3,089              122,789
                                                                                     ----------         -----------

                TOTAL ASSETS                                                          $557,431           $1,388,659
                                                                                      ========           ==========










                                   (Continued)

                          The accompanying notes are an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                           DECEMBER 31, 1997 AND 1996

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

                                                                                         1997                1996
CURRENT LIABILITIES
    Cash Overdraft                                                              $             -       $       2,508
    Note Payable, line of credit-Note 3                                                 134,787             150,000
    Accounts Payable                                                                    150,874             237,871
    Accrued Expenses-Notes 5 and 11                                                     519,304             544,802
    Deferred Income                                                                     262,079             383,739
                                                                                    -----------        ------------

                TOTAL CURRENT LIABILITIES                                             1,067,044           1,318,920
                                                                                    -----------         -----------

COMMITMENTS AND CONTINGENCIES - Notes 5 and 10                                               -                    -

STOCKHOLDERS' ( DEFICIT) EQUITY

    Preferred Stock, $0.01 par value, 5,000,000 shares authorized                            -                    -
    Common Stock, $0.01 par value, 25,000,000 shares authorized,
        9,297,024 and 9,375,091 shares issued                                            92,970              93,751
    Additional Paid-In Capital                                                        1,020,687           1,364,008
    Retained Deficit                                                                 (1,620,199)           (830,322)
    Treasury Stock-3,000 shares, at cost                                                 (3,071)                  -
                                                                                  --------------   ----------------

                                                                                       (509,613)            627,437
     Less Notes Receivable in connection with exercised stock options                         -            (557,698)
                                                                               ----------------        ------------

                TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                                   (509,613)             69,739
                                                                                   ------------       -------------

                TOTAL LIABILITIES AND STOCKHOLDERS'
                   (DEFICIT) EQUITY                                                $    557,431         $ 1,388,659
                                                                                   ============         ===========







                          The accompanying notes are an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                        1997                 1996

REVENUES
    Support desk services                                                            $1,349,444         $   807,074
    Software sales                                                                      595,334             880,958
                                                                                   ------------        ------------

                TOTAL REVENUES                                                        1,944,778           1,688,032

DIRECT PERSONNEL COST OF SUPPORT DESK
    SERVICES AND SOFTWARE SALES                                                         800,654             812,845
                                                                                   ------------        ------------

                REVENUES, NET OF DIRECT COSTS                                         1,144,124             875,187
                                                                                    -----------        ------------

EXPENSES

    Selling, general and administrative                                               1,532,030           1,318,441
    Litigation settlement and related legal expenses                                          -             188,653
    Depreciation and amortization                                                        51,522              50,240
                                                                                   ------------        ------------

                TOTAL EXPENSES                                                        1,583,552           1,557,334
                                                                                    -----------         -----------

                OPERATING (LOSS)                                                       (439,428)           (682,147)

OTHER INCOME (EXPENSE)

    Interest and other income                                                            41,491              14,192
    Interest expense                                                                    (56,094)             (5,157)
                                                                                  -------------       -------------

(LOSS) BEFORE INCOME TAXES                                                             (454,031)           (673,112)

INCOME TAX  EXPENSE-Note 7                                                             (335,846)                  -
                                                                                   ------------    ----------------

NET (LOSS)                                                                          $  (789,877)        $  (673,112)
                                                                                    ===========         ===========

WEIGHTED AVERAGE NUMBER OF COMMON

    SHARES OUTSTANDING                                                                9,321,045           9,265,754
                                                                                    ===========         ===========

NET (LOSS) PER COMMON SHARE                                                       $        (.08)        $      (.07)
                                                                                  =============         ===========


                          The accompanying notes are an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                  STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                     YEARS ENDED DECEMBER 31, 1997 AND 1996




                                      Common Stock        Additional
                                                           Paid-In        Retained      Notes       Treasury
                                  Shares       Amount      Capital         Deficit    Receivable      Stock        Total
                                 ---------   --------     -----------    ----------   ----------    ----------   ---------
BALANCE,
   DECEMBER 31, 1995             9,267,947    $92,680      $1,406,345  $  (157,210)     $(788,995)  $        -   $ 552,820

Payments received                        -          -               -            -         30,307            -      30,307

Retirement of stock
   due to non-payment

   of notes                       (102,000)    (1,020)       (202,980)           -        200,990            -      (3,010)

Warrants issued                     40,500        405          40,095            -              -            -      40,500

Issuance of common
   stock for wages and

   services                         97,216        972         120,548            -              -            -     121,520

Issuance of common stock
   for litigation settlement        71,428        714               -            -              -            -         714

Net loss - 1996                          -          -               -     (673,112)             -            -    (673,112)
                           ------------------------------------------ --------------------------------------   ----------

BALANCE,
   DECEMBER 31, 1996             9,375,091     93,751       1,364,008     (830,322)      (557,698)           -      69,739

Issuance of common

 stock for compensation            126,183      1,262         156,468            -              -            -       157,730

Issuance of common
   stock in exchange for

   services                         75,000        750          55,116            -              -            -      55,866

Retirement of stock due
   to nonpayment of notes         (279,250)    (2,793)       (554,905)           -        557,698            -           -

Purchase of 3,000 shares

   of Treasury Stock                     -          -               -            -              -       (3,071)     (3,071)

Net loss - 1997                          -          -               -     (789,877)             -            -    (789,877)
                           ------------------------------------------  ----------- -------------------------   ---------

BALANCE,
   DECEMBER 31, 1997             9,297,024    $92,970      $1,020,687  $(1,620,199)$            -      $(3,071)  $(509,613)
                                ==========    =======      ==========  =========== ==============      =======   =========



                          The accompanying notes are an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                     1997                       1996
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (Loss)                                                                    $(789,877)                  $(673,112)
   Adjustments to Reconcile Net (Loss) to Net
      Cash Provided (Used) by Operating Activities
         Depreciation and Amortization                                              51,522                      50,240
         Provision for Doubtful Accounts                                           (64,098)                     87,733
         Stock Issued For Compensation and Services                                213,596                     122,234
         Deferred Income Taxes                                                     335,846                           -
   Changes in Assets and Liabilities

      Trade Accounts Receivable                                                    635,587                    (390,882)
      Prepaid Expenses                                                             (40,201)                     77,341
      Income Tax Receivable                                                        129,073                     (16,799)
      Accounts Payable                                                             (86,997)                    127,414
      Accrued Liabilities                                                          (25,498)                          -
      Deferred Income                                                             (121,660)                    331,111
      Other Assets                                                                     287                           -
      Marketable Securities Purchased                                               (1,000)                          -
      Cash Overdraft                                                                (2,508)                      2,508
                                                                                -----------              -------------
                 NET CASH PROVIDED (USED) BY
                    OPERATING ACTIVITIES                                           234,072                    (282,212)
                                                                                 ---------                ------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of Property and Equipment                                              (16,617)                    (47,188)
   Purchase of Treasury Stock                                                       (3,071)                          -
                                                                                -----------           ----------------

                 NET CASH USED BY INVESTING ACTIVITIES                             (19,688)                    (47,188)
                                                                                ----------               -------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Principal Repayments on Line of Credit                                          (15,213)                          -
   Payment on Shareholder Loans                                                          -                      37,247
   Net Increase in Borrowings Under Line of Credit                                       -                     120,000
   Issuance of Warrants for Cash                                                         -                      40,500
                                                                             -------------               -------------

                 NET CASH (USED) PROVIDED BY FINANCING
                    ACTIVITIES                                                     (15,213)                    197,747
                                                                                 ---------                ------------

INCREASE (DECREASE) IN CASH                                                        199,171                    (131,653)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                           -                     131,653
                                                                             -------------                ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $ 199,171            $              -
                                                                                 =========            ================

SUPPLEMENTAL DISCLOSURE OF INTEREST AND
   INCOME TAXES PAID DURING THE YEAR

      Interest                                                                  $   56,094               $       5,517
                                                                                ==========               =============
      Income Taxes                                                           $           -             $             -
                                                                             =============             ===============


                                   (continued)
                          The accompanying notes are an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                            STATEMENTS OF CASH FLOWS

                                   (CONTINUED)

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                     1997                     1996
SUPPLEMENTAL SCHEDULE OF
     NON-CASH INVESTING AND
     FINANCING ACTIVITIES

            Cancellation of Notes Receivable-
              Common Stock for Nonpayment                                          $ 557,698            $            -
Cancellation of Common Stock                                                          (2,793)                        -
         Decrease in Additional Paid-In -
              Capital                                                               (554,905)                        -
                                                                                  -----------           --------------

                                                                              $            -            $            -
                                                                              ==============            ==============































                          The accompanying notes are an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   General

   KnowledgeBroker, Inc. (a Nevada corporation) ("KBI" or "Company") was incorporated on March 27, 1992. The Company provides integrated information system "help desk" functions for Fortune 1000 companies throughout the United States and develops, sells and maintains informational databases to provide on-line computer hardware and software applications support.

   On April 28, 1995, the Company and certain shareholders of the Company entered into a stock exchange agreement with Overthrust Oil Royalty Corporation ("Overthrust") (a non-reporting public company which had no operations) whereby Overthrust acquired 100% of the issued and outstanding common stock of the Company in exchange for an aggregate of approximately 95.84% of its common stock. In connection with this transaction, Overthrust was simultaneously reincorporated in Nevada by means of a merger with and into a newly-formed Nevada corporation, KBI Acquisition, Inc. The reincorporation had the effect of a one for two reverse split of the common stock. On May 23, 1995, the Company was merged with and into KBI Acquisition, Inc. and the name of KBI Acquisition, Inc. was changed to KnowledgeBroker, Inc.

   For accounting purposes, the merger between KBI and the public company is regarded as an acquisition by the public company of substantially all of the outstanding stock of KBI and is accounted for as a recapitalization of KBI with KBI as the acquirer (a reverse acquisition). Accordingly, the historical financial statements included herein are those of KBI.

   Revenue Recognition

   The Company recognizes revenue related to "help desk" support functions in accordance with its "standard take or pay" contract with its client companies whereby each client company contracts on a "per support call" basis with a specified minimum per month. These contracts are billed monthly for the duration of the contract. Customer payments made in advance are recorded as deferred revenue until earned.

   The Company recognizes revenue related to software sales, royalties, and licensing at the point of shipment/billing to the customer other than for software sales for which the Company extends a limited evaluation period. For these sales, the Company records revenue after the evaluation period has expired, based on a historical "actual" acceptance rate.



                                   (Continued)

                              KNOWLEDGEBROKER, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)

                           DECEMBER 31, 1997 AND 1996

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   Product Development Costs and Expenses

   The Company follows the guidelines of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", whereby all costs and expenses related to research and development, prior to the determination of technological feasibility, as defined, are charged to expense. All significant costs incurred for product design and development from the point that technological feasibility is determined up to the point that the product is available to be sold, leased or otherwise marketed are capitalized and are amortized on a straight line basis over the estimated useful life of the technology. To date, product design and development costs after establishing technological feasibility have not been significant to the Company's financial statements and have been expensed. Costs for product maintenance, including conversions to different operating systems and customer support are charged to expense as incurred.

   Financial Instruments and Concentrations of Credit Risk

   In the normal course of business, the Company extends unsecured credit to virtually all of its customers. Management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance of accounts receivable, the maximum exposure to the Company is the recorded amount on the books.

   Cash and cash equivalents are at risk to the extent it exceeds Federal Deposit Insurance Corporation insured amounts ($111,577 at December 31, 1997, and zero at December 31, 1996.) To minimize the risk, the Company places its cash and cash equivalents with high credit quality financial institutions.

   The carrying amounts of accounts receivable, accounts payable, and notes payable approximate their fair values.

   Cash and Cash Equivalents

   The Company considers all cash on hand and in banks, certificates of deposits and other highly-liquid investments with original maturities of three months or less to be cash and cash equivalents.

   Marketable Securities

   Marketable securities consist of preferred stock issued by a large financial institution. The equity securities are classified as "available for sale" and are stated at amortized cost which approximates fair market value. Significant unrealized gains and losses resulting from changes in fair market value are reflected as a separate component of shareholders' equity and charged or credited to the statement of operations when realized.

   Property and Equipment

   Property and equipment other than software costs are recorded at the lower of cost or estimated fair market value (which is less than founders' cost) at the date of acquisition. Depreciation expense is computed using the straight-line method over the estimated useful lives (generally 5 to 7 years) of the related assets. Software purchased for internal use is recorded at cost and is amortized on a straight-line basis over a five year period.



                                   (Continued)

                              KNOWLEDGEBROKER, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)

                           DECEMBER 31, 1997 AND 1996

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   Income Taxes

   The Company provides for income taxes by utilizing the asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

   Use of Estimates and Assumptions

   Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from the estimates that were used.

   Net Income (Loss) Per Common Share

   Net income (loss) per common share is based on the weighted average number of common shares outstanding during each respective year. Common stock equivalents that would have had an anti-dilutive effect were excluded from the calculation.

   Advertising Costs

   The Company has the policy of expensing advertising costs as incurred. Total advertising costs charged to expense was $26,947 and $29,209, for the years ended December 31, 1997 and 1996, respectivley.

   Reclassifications

   Certain prior year amounts have been reclassified to conform to the 1997 presentation.

   Impact of Year 2000 (Unaudited)

   The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

   Based on a recent assessment, the Company determined that it will not be required to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company believes the Year 2000 Issue will not pose significant operational problems for its computer systems.



                                   (Continued)

                              KNOWLEDGEBROKER, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)

                           DECEMBER 31, 1997 AND 1996

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   Impact of Year 2000 (Unaudited) (Continued)

   The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The total cost of the Year 2000 project is not expected to be significant.

NOTE 2:  PROPERTY AND EQUIPMENT

   A summary of property and equipment follows:

                                              1997                      1996
                                          -----------               -----------

         Furniture and fixtures            $  33,845                 $  33,845
         Computer equipment                  166,288                   156,694
         Office equipment                     20,520                    17,645
         Automobiles                          15,303                    15,303
         Software costs                       59,209                    55,061
                                           ---------                ----------

                                           $ 295,165                  $278,548
                                           =========                  ========


NOTE 3:  NOTE PAYABLE

   The Company has a line of credit note payable to a bank with a maximum facility of $150,000. The note payable bears interest due monthly at the bank's prime lending rate plus one percent(9.5% at December 31, 1997) and matures in April, 1998. The note payable is collateralized by the marketable securities and all equipment, accounts receivable, and intangibles of the Company. The note has subsequently been renewed and matures in May 2001.

NOTE 4:  MERGER COSTS AND PREPAID EXPENSES

   During February 1995, the Company entered into a consulting agreement with Halter Capital Corporation ("HCC"), whereby HCC would provide expertise relating to publicly-held companies, securities, and general corporate law, in exchange for 98,439 shares of the Company's common stock. The portion of the consulting agreement related to merger and fund raising expenses, $62,500, and $20,000 for other merger and fund raising expenses has been charged to additional paid-in capital. The balance of the value assigned to the consulting agreement, $62,500, is being amortized on a straight-line basis over eighteen months, the period of the agreement.

                              KNOWLEDGEBROKER, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)

                           DECEMBER 31, 1997 AND 1996

NOTE 5:  LITIGATION SETTLEMENT AND ACCRUED EXPENSES

   Accrued expenses at December 31, 1997 and 1996, include the balance of a litigation settlement finalized in February 1996 in the amount of $209,047 and $320,202 respectively. The total settlement amount was $349,998 of which the Company paid $100,000 in cash and issued 71,428 shares of stock valued at $3.50 in 1996. According to the settlement agreement, the Company is required to buy back the shares if the Company fails to offer the opportunity to sell the stock on the open market. The buy back price is between $3.50 and $5.00 per share.

   In 1996, in a separate action, the Company accrued $70,000 for the settlement of additional litigation.

   The Company also settled a dispute in 1996 with the Internal Revenue Service questioning the status of workers treated as contractors. At December 31,1997 and 1996, the amounts included in accrued liabilities related to that settlement were $129,974 and $118,653 respectively.

NOTE 6:  STOCK OPTIONS AND WARRANTS

   As a performance incentive and in order to encourage ownership of common stock, the Company has adopted its 1995 Stock Compensation Plan (the "Plan"). Accordingly, 900,000 shares of common stock have been reserved for issuance under the Plan pursuant to the exercise of options or the grant of restricted stock awards. As of December 31, 1995, the Company had granted options to acquire an aggregate of 607,750 shares of common stock. No additional options have been granted since December 31, 1995. Unless extended or earlier terminated, the Plan will terminate on the day prior to the tenth anniversary of its effective date.

   The Plan provides for the grant of "incentive stock options," as defined in
   Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), nonqualified stock options and restricted stock awards (collectively referred to as "Awards"). Options are exercisable during the period specified in each option agreement and will be exercisable in accordance with a vesting schedule to be designated by the Committee. The options granted have an exercise price of $2.00.

   Following is a summary of option activity under the Plan:

                                                                                                  Option Price
                                                                                   ----------------------------
                                                                    Shares         Per Share           Total
                                                                  --------       -------------      -----------
      Outstanding at December 31, 1994                                  -        $           -      $       -
             Granted                                               607,750                2.00        871,000
             Exercised                                            (431,250)               2.00       (862,500)
             Canceled                                             (176,500)               2.00         (8,500)
                                                                  --------                          ---------

      Outstanding at December 31, 1995                                   -                          $       -
                                                              ============                          =========


   On July 24, 1995, the Company issued 9,500 units to one individual at a subscription price of $2.25 per unit. Each unit consisted of (i) one share of Common Stock, (ii) nine class A warrants which enable the holder to purchase one share of Common Stock for each such warrant at a price of $2.00 per share for a period of three months after July 24, 1995 unless extended, and (iii) ten class B warrants which enable the holder to purchase one share of Common Stock for each such warrant at a price of $3.00 per share for a period of three months after its issuance unless extended. By corporate resolution, the warrant exercise prices for class A and B warrants were reduced to $2.00 and $1.00, respectively. As of December 31, 1997, the individual had exercised an additional 40,500 class A warrants for an aggregate price of $40,500 and had an aggregate of 95,000 class B warrants still available to be exercised. The 95,000 Class B warrants have been extended through December 31,1999.

                              KNOWLEDGEBROKER, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)

                           DECEMBER 31, 1997 AND 1996

NOTE 7:  INCOME TAXES

   Deferred income tax assets and liabilities at December 31, 1997 and 1996 consist of the following:

                                                1997                 1996

         Current deferred tax asset          $101,818              $262,832
         Current deferred tax liability             -                     -
         Less valuation allowance            (101,818)              (46,399)
                                             --------              --------

         Net current deferred tax asset      $      -              $216,433
                                             ========              ========

         Non-current deferred tax asset      $      -              $190,488
         Non-current deferred tax liability   (14,932)              (43,459)
         Less valuation allowance              14,932               (27,616)
                                             ---------              --------

         Net non-current deferred tax asset  $      -              $119,413
                                             ========              ========

   The current deferred tax asset results primarily from the deduction of allowances for doubtful accounts for financial reporting purposes to be deducted for Federal income tax purposes once written off and revenue deferred for financial reporting purposes. The non-current deferred tax asset results from the benefit of net operating loss carryforwards. The non-current deferred tax liability results from the use of statutory accelerated tax depreciation and amortization methods for Federal income tax reporting purposes.

   The components of federal income tax expense are as follows:

                                                   1997              1996
                                               -----------         --------

             Current                            $      -           $      -
             Deferred                            335,846                  -
                                                --------           --------

             Total federal income tax expense   $335,846           $      -
                                                ========           ========












                                   (Continued)

                                                   KNOWLEDGEBROKER, INC.

                                               NOTES TO FINANCIAL STATEMENTS

                                                        (Continued)

                                                DECEMBER 31, 1997 AND 1996

NOTE 7:  INCOME TAXES (CONTINUED)

   The Company's income tax expense differed from the statutory Federal rate of 34% in 1997 and 1996 as follows:

                                                                              1997                      1996
                                                                          ----------                ---------
      Statutory rate applied to (loss)
         before income tax expense                                         $(154,370)               $(228,858)
      Change in income taxes resulting from:
         Nondeductible Expenses                                              398,179                  (69,354)
         State income taxes                                                        -                  (32,800)
         Income reported for tax purposes
             not for book and other                                           92,037                  331,012
                                                                          ----------                ---------

      Total income tax expense                                             $ 335,846            $           -
                                                                           =========            =============

   Net operating loss carryforwards totaling approximately $1,591,000 which begin to expire in 2010 are available to offset the Company's future income tax liability.

NOTE 8:  COMMON STOCK AND RELATED PARTY TRANSACTIONS

   Shareholder loans arise in the normal course of business, are non-interest bearing, and are due on demand. Amounts due to shareholders include amounts due for compensation, contribution of assets at fair market value (which is less than founders' cost), and expenses reimbursable to the shareholders.

   Issuances of shares for compensation during 1997 and 1996 were valued at the fair market value of the stock at the respective dates of issuance.

   At December 31, 1996, notes receivable in connection with stock issued pursuant to stock options exercised amounted to $557,698. The notes receivable bear interest at 8.75% and were due at various dates in 1997. Those notes receivable were canceled in late 1997 due to non-payment and the corresponding stocks canceled.

NOTE 9:  ECONOMIC DEPENDENCE

   In 1997, the Company derived approximately 57% of its revenue from six (6) customers. In 1996, the Company had no one customer which accounted for greater than 10% of its total revenue.

   The following customers exceeded 10% of total revenues for their respective years:

                                                1997        1996
                                              --------    --------

                      Toshiba                   45.6%           -
                      CompUSA                   16.2%           -

                              KNOWLEDGEBROKER, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)

                           DECEMBER 31, 1997 AND 1996

NOTE 10:  COMMITMENTS AND CONTINGENCIES

   The Company leases its office facilities and certain office equipment under a long-term operating lease agreement. The office lease commenced on October 1, 1995 and expires on September 30, 2000 and requires monthly rental payments ranging from approximately $1,400 to $1,900 over the life of the lease. Rent expense for the years ended December 31, 1997 and 1996 amounted to $42,520 and $36,409, respectively. Future minimum lease payments at December 31, 1997 are as follows:

         Year ending December 31,                               Amount

                   1998                                         $ 19,752

                   1999                                           21,480

                   2000                                           19,340

                   Total                                        $ 60,572
                                                                ========


   In the course of conducting its business, the Company is involved in various lawsuits and related proceedings, the outcome of which is not anticipated to be material to the Company's financial position.

NOTE 11:  ACCRUED LIABILITIES

   At December 31, 1997 and 1996, accrued liabilities consisted of the following:

                                                 1997                  1996
                                              -----------          -----------
Accrued Commission                              $  38,977           $    2,556
         Accrued Salaries                         100,234               89,802
Payroll Taxes Payable                              41,072                1,615
         Other Taxes Payable                            -               11,230
         Accrued Lawsuit Liabilities              209,047              320,202
         IRS Settlement                           129,974              118,653
         Other Accrued Liabilities                      -                  744
                                            -------------          -----------

                                                 $519,304             $544,802
                                                 ========             ========

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KnowledgeBroker, Inc.


/s/ Brad Stanley
------------------------------------
Brad Stanley, President

/s/ Sharon Stanley
------------------------------------
Sharon Stanley, Principal Accounting and Financial Officer

Date: January 18, 2000

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brad Stanley                              Director          January 18, 2000
------------------------------------
Brad Stanley

/s/ Sharon Stanley                            Director          January 18, 2000
------------------------------------
Sharon Stanley

/s/ James Alexander                           Director          January 18, 2000
------------------------------------
James Alexander

/s/ Gail Wetmore                              Director          January 18, 2000
------------------------------------
Gail Wetmore