Form 10KSB
period 1998-12-31
KNOWLEDGEBROKER INC
filed 2000-01-19
CIK 948280

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 50549

                                   Form 10-KSB

(Mark One)

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 For the fiscal year ended December 31, 1998

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

State issuer's revenues for its most recent fiscal year:  $1,332,921

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of January 14, 2000. $300,571

State the number shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,624,790

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

The following table set forth the high and low bid and cash prices of the Company's Common Stock for each calendar quarter in 1998 and 1997 as reported by
NASDAQ:

1998                                Ask                            Bid

                             High          Low              High          Low

First Quarter                0.875        0.750            0.312         0.250
Second Quarter               0.875        0.500            0.312         0.250
Third Quarter                0.6875       0.1875           0.0.125       0.03125
Fourth Quarter               0.4375       0.1875           0.03125       0.0125



1997                                Ask                            Bid

                             High          Low              High          Low

First Quarter                1.250        0.906            0.906         0.6875
Second Quarter               1.875        1.125            1.00          0.6875
Third Quarter                1.250        1.00             0.8125        0.750
Fourth Quarter               1.250        0.6875           0.8125        0.500

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

Year Ended December 31, 1998, Compared to Year Ended December 31, 1997

Revenues for the year ended December 31, 1998, decreased more than $600,000, to $1,332,921 from $1,944,778 for in 1997. In 1997 the Company began an agreement with two new significant clients for Support desk services which had been completed in the second half of 1997. As a result revenues from Support desk services declined to $813,859 in 1998 from $1,349,444 in 1997. This decline in revenues from Support desk services was also reflected by a decrease in sales and license revenues in the 1998 period, a decrease to $519,062 from $595,334.

Gross profit decreased in the later period to $873,274 from $1,144,124 largely reflecting the large decrease in revenues from Support desk services. The Company reduced the number of people staffing the Support desk services, but the needs of the Company to retain a core group of personnel required to meet the needs of the service resulted in Support desk services personnel amounting to 56% of the revenues generated from Support desk services.

The decrease in gross profit was not sufficient to cover operating expenses, particularly since the Company had begun to increase its selling and marketing efforts in the later part of 1997. In 1998 the Company's operating loss was $108,980 with a net loss of $151,824 and 1997 saw an operating loss of $439,428 and net loss of $789,877. The operating loss in 1997 was affected by a expense of about $225,000 for salaries in which the compensation was in the form of stock. The Company's increasing borrowing costs resulted in net interest expense of $42,844 in 1998.

While the Company incurred an operating loss for 1998, the last six months of 1998 reflected an operating profit of more than $70,000. Net income for the last six months was more than $30,000 reflecting increasing borrowing costs incurred for debt that funded earlier operating losses. This change in the last half of 1998 was aided by greater efficiencies in the Support desk services and the reduction of senior sales and marketing personnel that occurred in the third quarter.

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

Item 10. Executive Compensation.

         The following table sets forth the cash and non-cash compensation paid by KBI to its President and Executive Vice President for the fiscal years ended December 31, 1998, 1997 and 1996. No other officers or directors received cash or non-cash compensation in excess of $100,000 for the fiscal years ended December, 1998, 1997 and 1996.

Name and Principal Position                 Year             Annual Compensation
Brad Stanley, President                     1998              $125,000(1)
                                            1997              $125,000(2)
                                            1996              $135,000(3)

(1) Includes $60,000 in cash and 89,041 shares of the Company's stock with each share valued at $1.25 per share.
(2) Includes $60,000 in cash and 84,416 shares of the Company's stock with each share valued at $1.25 per share.
(3) Includes $60,000 in cash and 53,333 shares of the Company's stock with each share valued at $1.25 per share.

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

                              KNOWLEDGEBROKER, INC.

                                TABLE OF CONTENTS

                                                                 Page

Report of Independent Certified Public Accountants               F-2

Balance Sheets as of December 31, 1998 and 1997                  F-3

Statements of Operations for the years ended
December 31, 1998 and 1997                                       F-5

Statements of Stockholders' Deficit for the years ended
December 31, 1998 and 1997                                       F-6

Statements of Cash Flows for the years ended
December 31, 1998 and 1997                                       F-7

Notes to Financial Statements                                    F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
KnowledgeBroker, Inc.

We have audited the accompanying balance sheets of KnowledgeBroker, Inc., (a Nevada corporation) as of December 31, 1998 and 1997, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KnowledgeBroker, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Killman, Murrell & Company, P.C.
Dallas, Texas
December 22, 1999

                              KNOWLEDGEBROKER, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                     ASSETS

                                                                                     1998                 1997

CURRENT ASSETS
    Cash and Cash Equivalents                                                       $196,009            $199,171
    Marketable Securities                                                             55,004              51,000
    Accounts Receivable - Trade, net of allowance
        for doubtful accounts of $5,000 in 1998 and 1997                             282,316             106,255
    Prepaid Expenses                                                                   4,185              40,201
    Income Tax Receivable                                                                  -              55,772
                                                                               -------------          ----------

                TOTAL CURRENT ASSETS                                                 537,514             452,399
                                                                                    --------           ---------

PROPERTY AND EQUIPMENT-Note 2                                                        302,848             295,165
        Less Accumulated Depreciation and Amortization                              (234,583)           (193,222)
                                                                                    --------            --------

                NET PROPERTY AND EQUIPMENT                                            68,265             101,943
                                                                                   ---------           ---------

OTHER ASSETS                                                                           3,089               3,089
                                                                                  ----------         -----------

                TOTAL ASSETS                                                        $608,868            $557,431
                                                                                    ========            ========









                                   (Continued)

                          The accompanying notes are an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                           BALANCE SHEETS (CONTINUED)

                           DECEMBER 31, 1998 AND 1997

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                      1998                1997
CURRENT LIABILITIES
    Notes Payable - Note 3                                                        $  303,842          $  134,787
    Accounts Payable                                                                 121,206             150,874
    Accrued Expenses-Notes 4 and 10                                                  286,215             519,304
    Deferred Income                                                                  315,267             262,079
                                                                                 -----------         -----------
                TOTAL CURRENT LIABILITIES                                          1,026,530           1,067,044
                                                                                  ----------          ----------

COMMITMENTS AND CONTINGENCIES - Note 4 and 9                                              -                   -
STOCKHOLDERS' DEFICIT

    Preferred Stock, $0.01 par value, 5,000,000 shares authorized                         -                   -
    Common Stock, $0.01 par value, 25,000,000 shares authorized,
        9,624,690 and 9,297,024 shares issued, respectively                           96,247              92,970
    Additional Paid-In Capital                                                     1,262,213           1,020,687
    Retained Deficit                                                              (1,772,023)         (1,620,199)
    Treasury Stock, at cost 11,000 and 3,000 shares, respectively                     (4,099)             (3,071)
                                                                                ------------        ------------

                TOTAL STOCKHOLDERS' DEFICIT                                         (417,662)           (509,613)
                                                                                  ----------         -----------


                TOTAL LIABILITIES AND STOCKHOLDERS'
                   DEFICIT                                                        $  608,868          $  557,431
                                                                                  ==========          ==========









                          The accompanying notes are an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                      1998               1997

REVENUES
    Support desk services                                                         $  813,859          $1,349,444
    Software sales                                                                   519,062             595,334
                                                                                  ----------         -----------

                TOTAL REVENUES                                                     1,332,921           1,944,778

DIRECT PERSONNEL COST OF SUPPORT DESK
    SERVICES AND SOFTWARE SALES                                                      459,647             800,654
                                                                                   ---------         -----------

                REVENUES, NET OF DIRECT COSTS                                        873,274           1,144,124
                                                                                   ---------          ----------
EXPENSES
    Selling, general and administrative                                              940,893           1,532,030
    Depreciation and amortization                                                     41,361              51,522
                                                                                 -----------        ------------

                TOTAL EXPENSES                                                       982,254           1,583,552
                                                                                  ----------          ----------

                OPERATING (LOSS)                                                    (108,980)           (439,428)

OTHER INCOME (EXPENSE)

    Interest and other income                                                         13,096              41,491
    Interest expense                                                                 (55,940)            (56,094)
                                                                                 ------------        ------------

 (LOSS) BEFORE INCOME TAXES                                                         (151,824)           (454,031)

INCOME TAX EXPENSE- Note 6                                                                 -            (335,846)
                                                                              --------------         -----------

NET (LOSS)                                                                        $ (151,824)        $  (789,877)
                                                                                  ==========         ===========

WEIGHTED AVERAGE NUMBER OF COMMON                                                  9,523,870           9,321,045
    SHARES OUTSTANDING                                                            ==========         ===========


NET (LOSS) PER COMMON SHARE                                                     $       (.02)        $      (.08)
                                                                                ============         ===========



                          The accompanying notes are an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                  STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                      Common Stock       Additional
                                                          Paid-In        Retained         Notes      Treasury
                                  Shares       Amount     Capital         Deficit      Receivable      Stock    Total
                                ----------     ------   -------------  ------------    ----------   ---------- --------
BALANCE,
   DECEMBER 31, 1996             9,375,091    $93,751      $1,364,008  $  (830,322)    $ (557,698) $       -   $  69,739

Issuance of common

 stock for compensation            126,183      1,262         156,468            -              -          -     157,730

Issuance of common
   stock in exchange for

   services                         75,000        750          55,116            -              -          -      55,866

Retirement of stock due to
   nonpayment of notes            (279,250)    (2,793)       (554,905)           -        557,698          -           -

Purchase of 3,000 shares
   of Treasury Stock                     -          -               -            -                    (3,071)     (3,071)

Net loss - 1997                          -          -               -     (789,877)             -          -    (789,877)
                            ------------------------- ---------------  ----------- --------------  ---------  ----------
BALANCE,
   DECEMBER 31, 1997             9,297,024     92,970       1,020,687   (1,620,199)             -     (3,071)   (509,613)

Purchase of 8,000 shares

   of Treasury Stock                     -          -               -            -              -     (1,028)     (1,028)

Issuance of common stock
   for compensation                327,666      3,277         241,526            -              -          -     244,803

Net loss - 1998                          -          -               -     (151,824)             -          -     (151,824)
                            -----------------------------------------  ----------- --------------  ---------   ----------

BALANCE,

   DECEMBER 31, 1998             9,624,690    $96,247      $1,262,213  $(1,772,023)$            -    $(4,099)  $(417,662)
                                 =========    =======      ==========  =========== ==============    =======   =========













                          The accompanying notes are an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                         1998                   1997

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                                                            $(151,824)              $(789,877)
   Adjustments to Reconcile Net (Loss) to Net
      Cash Provided (Used) Provided by Operating Activities
         Depreciation and Amortization                                                   41,361                  51,522
         Provision for Doubtful Accounts                                                      -                 (64,098)
         Stock  Issued For Compensation and Services                                    244,803                 213,596
Deferred Income Taxes                                                                         -                 335,846
   Changes in Assets and Liabilities
      Accounts Receivable                                                              (176,061)                635,587
      Prepaid Expenses                                                                   32,831                 (37,016)
      Income Tax Receivable                                                              55,772                 129,073
      Accounts Payable                                                                  (29,668)                (86,997)
      Accrued Liabilities                                                              (233,089)                (25,498)
      Marketable Securities Purchased                                                    (4,004)                 (1,000)
      Deferred Income                                                                    53,188                (121,660)
      Other Assets                                                                        3,185                  (2,898)
      Cash Overdraft                                                                          -                  (2,508)
                                                                                  -------------              ----------

                 NET CASH (USED) PROVIDED BY
                    OPERATING ACTIVITIES                                               (163,506)                234,072
                                                                                      ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of Property and Equipment                                                    (7,683)                (16,617)
   Purchase of Treasury Stock                                                            (1,028)                 (3,071)
                                                                                    ------------             ----------

                 NET CASH USED BY INVESTING ACTIVITIES                                   (8,711)                (19,688)
                                                                                    -----------               ----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Principal Repayments on Line of Credit                                                (1,158)                (15,213)
   Borrowings Under Lines of Credit                                                     170,213                      -
                                                                                      ---------           ------------

                 NET CASH PROVIDED (USED) BY
                    FINANCING ACTIVITIES                                                169,055                 (15,213)
                                                                                      ---------               ---------

INCREASE (DECREASE) IN CASH                                                              (3,162)                199,171

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                          199,171                       -
                                                                                      ---------           -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                              $ 196,009               $ 199,171
                                                                                      =========               =========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND
   INCOME TAXES PAID DURING THE YEAR

       Interest                                                                      $   55,940              $   56,094
                                                                                     ==========              ==========
      Income Taxes                                                                   $        -           $           -
                                                                                  =============           =============

                                   (Continued)

                          The accompanying notes are an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                            STATEMENTS OF CASH FLOWS

                                   (CONTINUED)

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                        1998                          1997
SUPPLEMENTAL SCHEDULE OF
   NON-CASH INVESTING AND
   FINANCING ACTIVITES

         Cancellation of Notes Receivable-
              Common Stock for Nonpayment            $          -                  $557,698
         Cancellation of Common Stock                           -                    (2,793)
         Decrease in Additional Paid-In-
              Capital for Services                              -                  (554,905)
                                                      -----------                 ---------

                                                     $          -              $          -
                                                     ============              ============















                          The accompanying notes are an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

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

                           DECEMBER 31, 1998 AND 1997

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

   Cash and cash equivalents are at risk to the extent it exceeds Federal Deposit Insurance Corporation insured amounts ($29,769 at December 31, 1998, and $111,577 at December 31, 1997.) To minimize the risk, the Company places its cash and cash equivalents with high credit quality financial institutions.

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

                                   (Continued)

                             KNOWLEDGE BROKER, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)

                           DECEMBER 31, 1998 AND 1997

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

   Advertising Costs

   The Company has the policy of expensing advertising costs as incurred. Total advertising costs charged to expense was $14,458 and $26,947, for the years ended December 31, 1998 and 1997, respectively.

   Reclassifications

   Certain prior year amounts have been reclassified to conform to the 1998 presentation.

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

                           DECEMBER 31, 1998 AND 1997

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

NOTE 2:  PROPERTY AND EQUIPMENT

   A summary of property and equipment follows:

                                         1998                      1997
                                      -----------               -----------

         Furniture and fixtures         $  33,845                 $  33,845
         Computer equipment               172,729                   166,288
         Office equipment                  20,520                    20,520
         Automobiles                       15,303                    15,303
         Software cost                     60,451                    59,209
                                       ----------                ----------

                                         $302,848                  $295,165
                                         ========                  ========

NOTE 3:  NOTES  PAYABLE

   The Company's notes payable are as follows:

                                                                    1998                      1997
                                                                ----------                 ----------
         $150,000 line of credit at a bank,
             at Prime plus 1%(8.75% at
             December 31, 1998) due February
             1999, secured by Company assets,
             Renewed to December 2000                             $150,000                  $134,787

         $50,000 line of credit at a bank,
             5.826%, due January 1999,
             secured by a stockholder's
             personal certificate of deposit,
             Paid in January 1999.                                  48,842                         -

         $50,000 line of credit at a bank,
             5.826%, due by January 2000,
             secured by a  stockholder's
             personal certificate of deposit                        50,000                         -

         $60,000 line of credit at a bank,
             8.25%, due March 2001,
             secured by accounts receivable                         55,000                         -
                                                                  --------              ------------

                                                                  $303,842                  $134,787
                                                                  ========                  ========

                              KNOWLEDGEBROKER, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)

                           DECEMBER 31, 1998 AND 1997

NOTE 4:  LITIGATION SETTLEMENT AND ACCRUED EXPENSES

   Accrued expenses at December 31, 1998 and 1997, include the balance of a litigation settlement finalized in February 1996 in the amount of $105,598 and $209,047, respectively. The total settlement amount was $349,998 of which the Company paid $100,000 in cash and issued 71,428 shares of stock valued at $3.50 in 1996. According to the settlement agreement, the Company is required to buy back the shares if the Company fails to offer the opportunity to sell the stock on the open market. The buy back price is between $3.50 and $5.00 per share.

   In 1996, the Company settled a dispute with the Internal Revenue Service questioning the status of workers treated as contractors. The balance of this amount is also included in accrued liabilities at December 31, 1998 and 1997, in the amounts of $107,004 and 129,974, respectively.

NOTE 5:  STOCK OPTIONS AND WARRANTS

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

   Following is a summary of option activity under the Plan:

                                                                                                Option Price
                                                                                 ---------------------------
                                                                    Shares       Per Share             Total
                                                                ----------      -----------     ------------
      Outstanding at December 31, 1994                                   -    $           -     $          -
             Granted                                               607,750             2.00          871,000

             Exercised                                            (431,250)            2.00         (862,500)

             Canceled                                             (176,500)            2.00           (8,500)

      Outstanding at December 31, 1995                                   -                       $         -
                                                               ===========                       ===========


   On July 24, 1995, the Company issued 9,500 units to one individual at a subscription price of $2.25 per unit. Each unit consisted of (i) one share of Common Stock, (ii) nine class A warrants which enable the holder to purchase one share of Common Stock for each such warrant at a price of $2.00 per share for a period of three months after July 24, 1995 unless extended, and (iii) ten class B warrants which enable the holder to purchase one share of Common Stock for each such warrant at a price of $3.00 per share for a period of three months after its issuance unless extended. By corporate resolution, the warrant exercise prices for class A and B warrants were reduced to $2.00 and $1.00, respectively. As of December 31, 1998, the individual had an aggregate of 95,000 class B warrants still available to be exercised. These warrants have been extended through December 31, 1999.

                              KNOWLEDGEBROKER, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)

                           DECEMBER 31, 1998 AND 1997

NOTE 6:  INCOME TAXES

   Deferred income tax assets and liabilities at December 31, 1998 and 1997 consist of the following:

                                                        1998              1997
                                                    ------------      ---------

         Current deferred tax asset                   $ 37,603         $101,818
         Current deferred tax liability                      -                -
         Less valuation allowance                      (37,603)        (101,818)
                                                      --------        ---------

         Net current deferred tax asset               $      -     $          -
                                                      ========     ============


         Non-current deferred tax asset               $      -     $         -
         Non-current deferred tax liability             (9,718)         (14,932)
         Less valuation allowance                        9,718           14,932
                                                       -------        ---------

         Net non-current deferred tax asset           $      -     $          -
                                                      ========     ============


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

   The components of federal income tax expense are as follows:

                                                   1998               1997

             Current                            $         -     $         -
             Deferred                                     -         335,846

             Total income tax expense           $         -        $335,846
                                                ===========        ========










                                   (Continued)

                              KNOWLEDGEBROKER, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)

                           DECEMBER 31, 1998 AND 1997

NOTE 6:  INCOME TAXES (CONTINUED)

   The Company's income tax expense differed from the statutory Federal rate of 34% in 1998 and 1997 as follows:

                                                  1998              1997

      Statutory rate applied to (loss)
         before income tax expense              $(51,620)       $(154,370)
      Change in income taxes resulting from:
         Nondeductible Expenses                    8,484          398,179
         Income reported for tax purposes
             not for book and other               43,136           92,037
                                               ---------         --------

      Total income tax expense                  $      -        $ 335,846
                                               =========        =========

   Net operating loss carryforwards totaling approximately $ 1,892,000 which begin to expire in 2010 are available to offset the Company's future income tax liability.

NOTE 7:  COMMON STOCK AND RELATED PARTY TRANSACTIONS

   Shareholder loans arise in the normal course of business, are non-interest bearing, and are due on demand. Amounts due to shareholders include amounts due for compensation, contribution of assets at fair market value (which is less than founders' cost), and expenses reimbursable to the shareholders.

   Issuances of shares for compensation during 1998 and 1997 were valued at the fair market value of the stock at the respective dates of issuance.

   At December 31, 1996, notes receivable in connection with stock issued pursuant to stock options exercised amounted to $557,698. Those notes receivable bore an interest rate of 8.75% and were due at various dates in 1997. Those notes receivable were canceled in late 1997 due to non-payment and the corresponding stocks canceled.

NOTE 8:  ECONOMIC DEPENDENCE

   In 1998, the Company derived approximately 64% of its revenue from four (4) customers. In 1997, the Company derived approximately 57% of its revenue from six (6) customers.

   The following customers exceeded 10% of total revenues for their respective years:

                                                        1998            1997

                      Microtek Lab, Inc.                28.1%              -
                      MRNet                             14.5%              -
                      Scanpaq, Inc                      13.2%              -
                      Toshiba                           -              45.6%
                      CompUSA                           -              16.2%

                              KNOWLEDGEBROKER, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)

                           DECEMBER 31, 1998 AND 1997

NOTE 9:  COMMITMENTS AND CONTINGENCIES

   The Company leases its office facilities under a long-term operating lease agreement. The office lease commenced on October 1, 1995 and expires on September 30, 2000 and requires monthly rental payments ranging from approximately $1,400 to $1,900 over the life of the lease. Rent expense for the years ended December 31, 1998 and 1997 amounted to $35,043 and $42,520, respectively. Future minimum lease payments at December 31, 1998 are as follows:

         Year ending December 31,                Amount

                   1999                         $21,480
                   2000                          19,340
                                                -------

                                                $40,820

   In the course of conducting its business, the Company is involved in various lawsuits and related proceedings, the outcome of which is not anticipated to be material to the Company's financial position.

NOTE 10:  ACCRUED LIABILITIES

   At December 31, 1998 and 1997, accrued liabilities consisted of the following:

                                                 1998                 1997

      Accrued Commission                     $    4,648            $  38,977
         Accrued Salaries                         9,216              100,234
                Payroll Taxes Payable            58,367               41,072
                Other Taxes Payable               1,382                    -
         Accrued Lawsuit Liabilities            105,598              209,047
                IRS Settlement                  107,004              129,974
                                              ---------            ---------
                                               $286,215             $519,304
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

/s/ Brad Stanley                              Director          January 18, 2000
------------------------------------
Brad Stanley

/s/ Sharon Stanley                            Director          January 18, 2000
------------------------------------
Sharon Stanley

/s/ James Alexander                           Director          January 18, 2000
------------------------------------
James Alexander

/s/Gail Wetmore                               Director          January 18, 2000
------------------------------------
Gail Wetmore