Form 10KSB
period 1999-12-31
KNOWLEDGEBROKER INC
filed 2000-04-14
CIK 948280

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 50549

                                   Form 10-KSB

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended December 31, 1999

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

                               Title of each class

                                  Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter
period that the registrant was required to file such reports. Yes      No X
                                                                 ----     -

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year:  $1,261,823

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 13, 2000. $117,719

State the number shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,624,790

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

KnowledgeBroker, Inc.

KnowledgeBroker, Inc. ("KBI" or the "Company") is a supplier of knowledge distribution services and technology and provides a full range of technical computer support products and services to internet portals, large corporate workplaces, small businesses and individual users. KBI operates HelpNET 800 Service, a live, 24-hour multi-vendor, technical computer support outsourcing bureau for major hardware and software OEMs, computer retailers and corporations. E-Commerce and the Internet have provided substantial new opportunities for the Company to expand its services and products. E-Commerce services include external customer assistance for the thousands of new businesses that are learning to conduct business on the Internet, and that have a critical need for the technical expertise that the Company has developed over the years.

The Company's technical support content and many of the Company's programs and products can now be sold over the Internet. The World Wide Web provides substantial exposure for many of the Company's services directed at businesses. The Company has also received requests from major warranty providers to chain stores such as CompUSA, and from sellers of hardware and software on the Internet such as MicroLeague, to supply technical advice to assist in the sales process; to provide critical information needed to finalize a sale, which will be delivered via e-mail, phone and also by net chat online. CommerceNet says online shopping (E-commerce) is up over 80% in just the last 9 months. KnowledgeBroker continues to receive inquiries from the information technology industry about its products and services, clearly reflecting the growing need for reliable expertise in technical support areas.

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

MAJOR CONTRACT BREAKTHROUGHS

Recently the Company has been recognized for its ability to deliver swift and accurate customer help and support with major contracts to supply services or products to companies such as Intel, Philips Electronics/Origin in the Netherlands, EarthWeb and others. KnowledgeBroker, Inc. now supplies support software content to Intel's retail support product offering as well as their worldwide staff of 60,000 persons. The Company's customer list includes AST, ATT-UK, CNET, Compaq Computers, CompUSA, Weyerhauser Corp., Ziff-Davis, GTE, IBM, Oracle UK and many others.

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

The following table set forth the high and low bid and cash prices of the Company's Common Stock for each calendar quarter in 1998 and 1997 as reported by
NASDAQ:

1999                                Ask                            Bid

                             High          Low              High          Low

First Quarter               0.5625       0.375            0.250         0.125
Second Quarter              1.3125       0.375            0.75          0.250
Third Quarter               1.000        0.250            0.750         0.125
Fourth Quarter              0.5625       0.5625           0.125         0.125



1998                                Ask                            Bid

                             High          Low              High          Low

First Quarter               0.875        0.750            0.312         0.250
Second Quarter              0.875        0.500            0.312         0.250
Third Quarter               0.6875       0.1875           0.0.125       0.03125
Fourth Quarter              0.4375       0.1875           0.03125       0.0125



As of April 13, 2000, there were approximately 640 holders of record of the Company's common stock, according to the records provided by the transfer agent.

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

Year Ended December 31, 1999, Compared to Year Ended December 31, 1998

Revenues for the year ended December 31, 1999, decreased almost $72,000, to $1,261,823 from $1,332,921 for the year ended December 31, 1998. Revenues for Support desk services were up strongly in the first quarter of 1999 largely as the result of the introduction of products in the holiday season required support in the first quarter, something that did not occur in the first quarter of 1998. These revenues did not continue through the rest of the year resulting in a decline in Support desk services to $660,548 in 1999 from $813,859 in 1998, a decline of $153,311. Because of the cost of Support desk services, the Company determined to reduce Support desk services and emphasize Sales and licensing revenues in 1999. Sales and licensing revenues increased in 1999 about $82,000 to $601,275 from $519,062 in 1998.

Gross profit decreased in the later period to $853,731 from $873,274, or almost $20,000. Gross profit on Support desk services declined in 1999 when compared to 1998 by approximately $100,000 largely because the Company incurred losses in connection with the deemphasis of Support desk services.

The Company enjoyed an operating profit in 1999 of $46,984 compared to an operating loss in 1998 of $151,824. The profit is largely attributable to declining Selling, general and administrative costs in 1999 resulting from lower management support levels required for Support desk services.

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

Liquidity and Capital Resources

The Company's operating capital has been provided by operations, the issuance of stock and bank lines of credit. The Company's long-term continuation depends upon its ability to generate profits. Because the Company's losses have largely been funded with debt, its ongoing ability to survive will depend upon its ability to increase revenues. The Company's emphasis upon software and license revenues makes cash flows less even because revenues are tied to large sales rather than continued, daily services.

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

Item 10. Executive Compensation.

         The following table sets forth the cash and non-cash compensation paid by KBI to its President and Executive Vice President for the fiscal years ended December 31, 1999, 1998 and 1997. No other officers or directors received cash or non-cash compensation in excess of $100,000 for the fiscal years ended December, 1999, 1998 and 1997.

Name and Principal Position                 Year             Annual Compensation
Brad Stanley, President                      1999             $125,000(1)
                                            1998              $125,000(2)
                                            1997              $135,000(3)

(1) Includes $53,750 in cash and $71,250 to be paid in stock in April 2000 at a value of $0.33 per share.
(2) Includes $60,000 in cash and 89,041 shares of the Company's stock with each share valued at $1.25 per share.
(3) Includes $60,000 in cash and 84,416 shares of the Company's stock with each share valued at $1.25 per share.

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

   Because results of operations were not strong, Mr. Stanley reduced his compensation to $125,000 in 1997. The contract has been extended through the year 2001.

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

                              KNOWLEDGEBROKER, INC.

                                TABLE OF CONTENTS

                                                                Page

Report of Independent Certified Public Accountants              F-2

Balance Sheets as of December 31, 1999 and 1998                 F-3

Statements of Operations for the years ended
December 31, 1999 and 1998                                      F-5

Statements of Stockholders' Deficit for the years ended
December 31, 1999 and 1998                                      F-6

Statements of Cash Flows for the years ended
December 31, 1999 and 1998                                      F-7

Notes to Financial Statements                                   F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
KnowledgeBroker, Inc.

We have audited the accompanying balance sheets of KnowledgeBroker, Inc., (a Nevada corporation) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KnowledgeBroker, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Killman, Murrell & Company, P.C.
Dallas, Texas
April 6, 2000

                              KNOWLEDGEBROKER, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                                                      1999                1998

CURRENT ASSETS
    Cash and Cash Equivalents                                                      $  44,027            $196,009
    Marketable Securities                                                             51,504              55,004
    Accounts Receivable - Trade, net of allowance
        for doubtful accounts of $5,000 in 1999 and 1998                             102,111             282,316
    Prepaid Expenses                                                                  18,157               4,185
                                                                                   ---------           ---------

                TOTAL CURRENT ASSETS                                                 215,799             537,514
                                                                                    --------            --------

PROPERTY AND EQUIPMENT - Note 2                                                      311,469             302,848
        Less Accumulated Depreciation and Amortization                              (270,193)           (234,583)
                                                                                    --------            --------

                NET PROPERTY AND EQUIPMENT                                            41,276              68,265
                                                                                   ---------           ---------

OTHER ASSETS                                                                           3,089               3,089
                                                                                   ---------          ----------

                TOTAL ASSETS                                                        $260,164            $608,868
                                                                                    ========            ========
















                                   (Continued)

                          The accompanying notes are an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                           DECEMBER 31, 1999 AND 1998

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                     1999                  1998

CURRENT LIABILITIES
    Notes Payable - Note 3                                                       $   275,000          $  303,842
    Accounts Payable                                                                  86,269             121,206
    Accrued Expenses - Notes 4 and 10                                                106,689             286,215
    Deferred Income                                                                  168,455             315,267
                                                                                 -----------         -----------
                TOTAL CURRENT LIABILITIES                                            636,413           1,026,530
                                                                                  ----------          ----------

COMMITMENTS AND CONTINGENCIES - Note 4 and 9                                              -                   -
STOCKHOLDERS' DEFICIT

    Preferred Stock, $0.01 par value, 5,000,000 shares authorized                         -                   -
    Common Stock, $0.01 par value, 25,000,000 shares authorized,
        9,624,690 shares issued                                                       96,247              96,247
    Additional Paid-In Capital                                                     1,262,213           1,262,213
    Retained Deficit                                                              (1,725,039)         (1,772,023)
     Treasury Stock, at cost 35,000 and 11,000 shares,
        in 1999 and 1998, respectively                                                (9,670)             (4,099)
                                                                                 -----------        ------------

                TOTAL STOCKHOLDERS' DEFICIT                                         (376,249)           (417,662)
                                                                                 -----------          ----------

                TOTAL LIABILITIES AND STOCKHOLDERS'
                   DEFICIT                                                       $   260,164          $  608,868
                                                                                 ===========          ==========















                          The accompanying notes are an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                      1999                1998

REVENUES
    Support Desk Services                                                         $  660,548          $  813,859
    Software Sales                                                                   601,275             519,062
                                                                                  ----------          ----------

                TOTAL REVENUES                                                     1,261,823           1,332,921

DIRECT PERSONNEL COST OF SUPPORT DESK

    SERVICES AND SOFTWARE SALES                                                      408,092             459,647
                                                                                   ---------           ---------

                REVENUES, NET OF DIRECT COSTS                                        853,731             873,274
                                                                                  ----------           ---------
EXPENSES

    Selling, General and Administrative                                              772,590             940,893
    Depreciation and Amortization                                                     35,610              41,361
                                                                                  ----------         -----------

                TOTAL EXPENSES                                                       808,200             982,254
                                                                                  ----------          ----------

                OPERATING INCOME (LOSS)                                               45,531            (108,980)

OTHER INCOME (EXPENSE)

    Interest and Other Income                                                         32,965              13,096
    Interest Expense                                                                 (31,512)            (55,940)
                                                                                  ----------         ------------

 INCOME (LOSS) BEFORE INCOME TAXES                                                    46,984            (151,824)

INCOME TAX EXPENSE - Note 6                                                                -                   -
                                                                              --------------      --------------

NET INCOME (LOSS)                                                                 $   46,984          $ (151,824)
                                                                                  ==========          ==========

WEIGHTED AVERAGE NUMBER OF COMMON                                                  9,624,690           9,523,870
    SHARES OUTSTANDING                                                            ==========           =========


NET INCOME (LOSS) PER COMMON SHARE                                              $        .00       $        (.02)
                                                                                ============       =============




                          The accompanying notes are an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                    Common Stock
                                            --------------------------     Paid-In      Retained      Treasury
                                             Shares             Amount     Capital       Deficit       Stock         Total
                                           ----------          -------- -----------   ------------   ----------    ---------
BALANCE, DECEMBER 31, 1997                  9,297,024         $92,970   $1,020,687    $(1,620,199)   $(3,071)     $(509,613)

   Purchase of 8,000 shares

     of Treasury Stock                              -               -            -              -     (1,028)        (1,028)

   Issuance of common stock
     for compensation                         327,666           3,277      241,526              -          -        244,803

   Net loss - 1998                                  -               -            -       (151,824)         -       (151,824)
                                          --------------  --------------------------- ----------- ----------     ----------

BALANCE, DECEMBER 31, 1998                  9,624,690          96,247    1,262,213     (1,772,023)    (4,099)      (417,662)

   Purchase of 24,000 shares

     of Treasury Stock                              -               -            -              -     (5,571)        (5,571)

   Net Income - 1999                                -               -            -         46,984          -         46,984
                                          --------------  --------------------------- -----------  ---------     ----------

BALANCE, DECEMBER 31, 1999                  9,624,690         $96,247   $1,262,213    $(1,725,039)   $(9,670)     $(376,249)
                                            =========         =======   ==========    ===========    =======      =========

























                          The accompanying notes are an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                          1999                   1998
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income(Loss)                                                                   $  46,984               $(151,824)
   Adjustments to Reconcile Net Income (Loss) to Net
      Cash Used by Operating Activities
         Depreciation and Amortization                                                   35,610                  41,361
         Stock Issued For Compensation and Services                                           -                 244,803
   Changes in Assets and Liabilities

      Accounts Receivable                                                               180,205                (176,061)
      Prepaid Expenses                                                                  (13,972)                 32,831
      Income Tax Receivable                                                                   -                  55,772
Accounts Payable                                                                        (34,937)                (29,668)
      Accrued Liabilities                                                              (179,526)               (233,089)
      Marketable Securities                                                               3,500                  (4,004)
      Deferred Income                                                                  (146,812)                 53,188
      Other Asset                                                                             -                   3,185
                                                                                    -----------              ----------

                 NET CASH USED BY
                    OPERATING ACTIVITIES                                               (108,948)               (163,506)
                                                                                      ---------                --------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of Property and Equipment                                                    (8,621)                 (7,683)
   Purchase of Treasury Stock                                                            (5,571)                 (1,028)
                                                                                      ---------              ----------

                 NET CASH USED BY INVESTING ACTIVITIES                                  (14,192)                 (8,711)
                                                                                      ---------              ----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Principal Repayments on Line of Credit                                               (48,842)                 (1,158)
   Borrowings Under Lines of Credit                                                           -                 170,213
   Note Payable Borrowings                                                               20,000                       -
                                                                                      ---------           -------------
                 NET CASH (USED) PROVIDED BY
                    FINANCING ACTIVITIES                                                (28,842)                169,055
                                                                                      ---------                --------

DECREASE IN CASH                                                                       (151,982)                 (3,162)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                          196,009                 199,171
                                                                                       --------               ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                              $  44,027               $ 196,009
                                                                                      =========               =========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND
   INCOME TAXES PAID DURING THE YEAR

       Interest                                                                       $  31,512              $   55,940
                                                                                      =========              ==========
       Income Taxes                                                               $           -           $           -
                                                                                  =============           =============

                          The accompanying notes are an
                   integral part of these financial statements
                                       F-7

                              KNOWLEDGEBROKER, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

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

   Cash and cash equivalents are at risk to the extent it exceeds Federal Deposit Insurance Corporation insured amounts ($0 at December 31, 1999, and $29,769 at December 31, 1998.) To minimize the risk, the Company places its cash and cash equivalents with high credit quality financial institutions.

   The carrying amounts of accounts receivable, accounts payable, and notes payable approximate their fair values.

                                   (Continued)
                                       F-8

                              KNOWLEDGEBROKER, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)

                           DECEMBER 31, 1999 AND 1998

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

   Property and Equipment

   Property and equipment other than software costs are recorded at the lower of cost or estimated fair market value at the date of acquisition. Depreciation expense is computed using the straight-line method over the estimated useful lives (generally 5 to 7 years) of the related assets. Software purchased for internal use is recorded at cost and is amortized on a straight-line basis over a five year period.

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

                                   (Continued)

                             KNOWLEDGE BROKER, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)

                           DECEMBER 31, 1999 AND 1998

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   Net Income (Loss) Per Common Share

   Net income (loss) per common share is based on the weighted average number of common shares outstanding during each respective year. Common stock equivalents that would have had an anti-dilutive effect were excluded from the calculation.

    Advertising Costs

   The Company has the policy of expensing advertising costs as incurred. Total advertising costs charged to expense was $6,835 and $14,458, for the years ended December 31, 1999 and 1998, respectively.

   Reclassifications

   Certain prior year amounts have been reclassified to conform to the 1998 presentation.

NOTE 2:  PROPERTY AND EQUIPMENT

   A summary of property and equipment follows:

                                            1999                     1998
                                         ------------             ----------

         Furniture and Fixtures           $  33,845                $  33,845
         Computer Equipment                 178,710                  172,729
         Office Equipment                    20,520                   20,520
         Automobiles                         15,303                   15,303
         Software Cost                       63,091                   60,451
                                           --------               ----------

                                           $311,469                 $302,848
                                           ========                 ========

                              KNOWLEDGEBROKER, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)

                           DECEMBER 31, 1999 AND 1998

NOTE 3:  NOTES  PAYABLE

   The Company's notes payable are as follows:

                                                                   1999                          1998
                                                               -----------                    ----------
         $250,000 line of credit at a bank,
             at Prime plus 1%(8.75% at December
             31, 1999) due December 2000, secured
             by Company assets                                      $205,000                    $150,000

         $50,000 line of credit at a bank,
             5.826%, due January 1999,
             secured by a stockholder's
             personal certificate of deposit,
             Paid in January 1999.                                         -                      48,842

         $50,000 line of credit at a bank,
             5.826%, due by January 2000,
             secured by a  stockholder's
             personal certificate of deposit                          50,000                      50,000

         $60,000 line of credit at a bank,
             8.25%, due March 2001,
             secured by accounts receivable                                -                      55,000

         18.00% note payable to a
             stockholder/employee, due June
              2000, secured by company stock                          20,000                           -
                                                                   ---------                ------------

                                                                    $275,000                    $303,842
                                                                    ========                    ========


NOTE 4:  LITIGATION SETTLEMENT AND ACCRUED EXPENSES

   Accrued expenses at December 31, 1998, include the balance of a litigation settlement finalized in February 1996 in the amount of and $105,598. The total settlement amount was $349,998 of which the Company paid $100,000 in cash and issued 71,428 shares of stock valued at $3.50 in 1996. According to the settlement agreement, the Company is required to buy back the shares if the Company fails to offer the opportunity to sell the stock on the open market. The buy back price is between $3.50 and $5.00 per share.

   In 1996, the Company settled a dispute with the Internal Revenue Service questioning the status of workers treated as contractors. The balance of this amount is also included in accrued liabilities at December 31, 1998, in the amount of $107,004.

                              KNOWLEDGEBROKER, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)

                           DECEMBER 31, 1999 AND 1998

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

   Following is a summary of option activity under the Plan:

                                                                                           Option Price
                                                                                   -----------------------------
                                                                    Shares         Per Share             Total
                                                                  --------      -------------     --------------

      Outstanding at December 31, 1994                                   -      $           -     $          -
             Granted                                               607,750               2.00          871,000
             Exercised                                            (431,250)              2.00         (862,500)
             Canceled                                             (176,500)              2.00           (8,500)
                                                                  --------                          ----------

      Outstanding at December 31, 1995                                   -                       $           -
                                                             =============                       =============

   On July 24, 1995, the Company issued 9,500 units to one individual at a subscription price of $2.25 per unit. Each unit consisted of (i) one share of Common Stock, (ii) nine class A warrants which enable the holder to purchase one share of Common Stock for each such warrant at a price of $2.00 per share for a period of three months after July 24, 1995 unless extended, and (iii) ten class B warrants which enable the holder to purchase one share of Common Stock for each such warrant at a price of $3.00 per share for a period of three months after its issuance unless extended. By corporate resolution, the warrant exercise prices for class A and B warrants were reduced to $2.00 and $1.00, respectively. As of December 31, 1999, the individual had an aggregate of 95,000 class B warrants still available to be exercised. These warrants have been extended through December 31, 2000.

                              KNOWLEDGEBROKER, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)

                           DECEMBER 31, 1999 AND 1998

NOTE 6:  INCOME TAXES

   Deferred income tax assets and liabilities at December 31, 1999 and 1998 consist of the following:

                                                                                        1999             1998
         Current deferred tax asset                                                  $ 83,200         $ 37,603
         Current deferred tax liability                                                     -                -
         Less valuation allowance                                                     (83,200)         (37,603)
                                                                                     --------        ---------

         Net current deferred tax asset                                           $         -     $          -
                                                                                  ===========     ============


         Non-current deferred tax asset                                             $     389       $      389
         Non-current deferred tax liability                                            (4,702)          (9,718)
         Less valuation allowance                                                       4,313            9,329
                                                                                       ------        ---------

         Net non-current deferred tax asset                                       $         -     $          -
                                                                                  ===========     ============


   The current deferred tax asset results primarily from the deduction of allowances for doubtful accounts for financial reporting purposes to be deducted for Federal income tax purposes once written off and revenue deferred for financial reporting purposes. The non-current deferred tax asset results primarily from the benefit of net operating loss carryforwards. The non-current deferred tax liability results from the use of statutory accelerated tax depreciation and amortization methods for Federal income tax reporting purposes.

   The components of federal income tax expense are as follows:

                                           1999          1998

             Current                    $       -    $         -
             Deferred                           -              -
                                        ---------    -----------


             Total income tax expense   $       -    $         -
                                        =========    ===========









                                   (Continued)

                              KNOWLEDGEBROKER, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)

                           DECEMBER 31, 1999 AND 1998

NOTE 6:  INCOME TAXES (CONTINUED)

   The Company's income tax expense differed from the statutory Federal rate of 34% in 1999 and 1998 as follows:

                                                                                        1999            1998

      Statutory rate applied to income (loss)
         before income tax expense                                                    $15,975         $(51,620)
      Change in income taxes resulting from:
         Nondeductible Expenses                                                           292            8,484
         Other                                                                        (16,267)          43,136
                                                                                      --------       ---------

      Total income tax expense                                                           $  -     $          -
                                                                                         ====     ============

   Net operating loss carryforwards totaling approximately $ 1,618,000 which begin to expire in 2010 are available to offset the Company's future income tax liability.

NOTE 7:  COMMON STOCK AND RELATED PARTY TRANSACTIONS

   Shareholder loans arise in the normal course of business, are non-interest bearing, and are due on demand. Amounts due to shareholders include amounts due for compensation, contribution of assets at fair market value, and expenses reimbursable to the shareholders.

   Issuances of shares for compensation during 1998 were valued at the fair market value of the stock at the respective dates of issuance.

NOTE 8:  ECONOMIC DEPENDENCE

   In 1999, the Company derived approximately 60.9% of its revenue from two (2) customers. In 1998, the Company derived approximately 64% of its revenue from four (4) customers.

   The following customers exceeded 10% of total revenues for their respective years:

                                                1999              1998

             Microtek Lab, Inc.                 46.9%             28.1%
             MRNet                                 -              14.5%
             Scanpaq, Inc                          -              13.2%
             Primus Knowledge Solutions         14.0%                -

                              KNOWLEDGEBROKER, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)

                           DECEMBER 31, 1999 AND 1998

NOTE 9:  COMMITMENTS AND CONTINGENCIES

   The Company leases its office facilities under a long-term operating lease agreement. The office lease commenced on October 1, 1995 and expires on September 30, 2000 and requires monthly rental payments ranging from approximately $1,400 to $1,900 over the life of the lease. Rent expense for the years ended December 31, 1999 and 1998 amounted to $35,043 and $42,520, respectively. Future minimum lease payments at December 31, 1999 are as follows:

         Year ending December 31,                        Amount

                   2000                                 $19,340
                                                         ======




   In the course of conducting its business, the Company is involved in various lawsuits and related proceedings, the outcome of which is not anticipated to be material to the Company's financial position.

NOTE 10:  ACCRUED LIABILITIES

   At December 31, 1999 and 1998, accrued liabilities consisted of the following:

                                            1999                    1998
                                          ---------               -------
      Accrued Commission                $          -           $    4,648
         Accrued Salaries                    106,689                9,216
                Payroll Taxes Payable              -               58,367
                Other Taxes Payable                -                1,382
         Accrued Lawsuit Liabilities               -              105,598
                IRS Settlement                     -              107,004
                                        ------------             --------

                                            $106,689             $286,215
                                            ========             ========

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KnowledgeBroker, Inc.


/s/ Brad Stanley
-------------------------------------
Brad Stanley, President

/s/ Sharon Stanley
-------------------------------------
Sharon Stanley, Principal Accounting and Financial Officer

Date: April 14, 2000

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brad Stanley                               Director          April 14, 2000
------------------------------------
Brad Stanley

/s/ Sharon Stanley                             Director          April 14, 2000
------------------------------------
Sharon Stanley

/s/ James Alexander                            Director          April 14, 2000
------------------------------------
James Alexander

/s/Gail Wetmore                                Director          April 14, 2000
------------------------------------
Gail Wetmore