Form 10-Q
period 2000-03-31
KNOWLEDGEBROKER INC
filed 2000-05-19
CIK 948280

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended March 31, 2000

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,621,490

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              KNOWLEDGEBROKER, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                  March 31,             December 31,
                                                                                    2000                     1999
                                                                              --------------            ------------
                                                                                 (Unaudited)
CURRENT ASSETS
    Cash and Cash Equivalents                                                      $  36,900               $  44,027
    Marketable Securities                                                             51,525                  51,504
    Accounts Receivable - Trade, net of allowance
        for doubtful accounts of $5,000 in 2000 and 1999                             168,101                 102,111
    Prepaid Expenses                                                                  14,525                  18,157
                                                                                     -------                 -------

                TOTAL CURRENT ASSETS                                                 271,051                 215,799
                                                                                    --------                --------

PROPERTY AND EQUIPMENT                                                               312,005                 311,469
    Less Accumulated Depreciation and Amortization                                  (275,561)               (270,193)
                                                                                    --------                --------

                NET PROPERTY AND EQUIPMENT                                            36,444                  41,276
                                                                                    --------                 -------

OTHER ASSETS                                                                           3,089                   3,089
                                                                                  ----------              ----------
                TOTAL ASSETS                                                        $310,584                $260,164
                                                                                    ========                ========


















                                   (Continued)

                           The accompanying note is an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                   March 31,            December 31,
                                                                                     2000                   1999
                                                                                --------------         -------------
                                                                                   (Unaudited)
CURRENT LIABILITIES

    Notes Payable                                                                $   320,000            $   275,000
    Accounts Payable                                                                  87,122                 86,269
    Accrued Expenses                                                                 112,758                106,689
    Deferred Income                                                                  175,332                168,455
                                                                                 -----------            -----------
                TOTAL CURRENT LIABILITIES                                            695,212                636,413
                                                                                 -----------            -----------

NOTES PAYABLE - SHAREHOLDER                                                           40,000                      -

COMMITMENTS AND CONTINGENCIES                                                              -                      -
                                                                                      ------                 ------

                TOTAL LIABILITIES                                                    735,212                636,413
                                                                                    --------               --------
STOCKHOLDERS' DEFICIT

    Preferred Stock, $0.01 par value, 5,000,000 shares authorized                          -                     -
    Common Stock, $0.01 par value, 25,000,000 shares authorized,
        9,624,690 shares issued                                                       96,247                 96,247
    Additional Paid-In Capital                                                     1,262,213              1,262,213
    Retained Deficit                                                              (1,773,418)            (1,725,039)
    Treasury Stock, at cost, 26,000 shares                                            (9,670)                (9,670)
                                                                                ------------          -------------
                TOTAL STOCKHOLDERS' DEFICIT                                         (424,628)              (376,249)
                                                                                 -----------            -----------


                TOTAL LIABILITIES AND STOCKHOLDERS'
                   DEFICIT                                                       $   310,584            $   260,164
                                                                                 ===========            ===========










                           The accompanying note is an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                                     Three Months Ended March 31,
                                                                                     ----------------------------
                                                                                       2000                   1999
                                                                                  ------------           ------------
REVENUES

    Support Desk Services                                                           $   98,278              $ 509,464
    Software Sales                                                                     111,083                130,123
                                                                                    ----------             ----------
        TOTAL REVENUES                                                                 209,361                639,587

DIRECT PERSONNEL COST OF SUPPORT DESK
    SERVICES AND SOFTWARE SALES                                                         88,616                127,458
                                                                                    ----------             ----------
        REVENUES, NET OF DIRECT COSTS                                                  120,745                512,129
                                                                                      --------             ----------
EXPENSES

    Selling, General and Administrative                                                155,985                176,331
    Depreciation and Amortization                                                        5,368                  9,698
                                                                                   -----------             ----------
                TOTAL EXPENSES                                                         161,353                186,029
                                                                                    ----------             ----------
                OPERATING (LOSS) INCOME                                                (40,608)               326,100

OTHER INCOME (EXPENSE)

    Interest and Other Income                                                            1,593                  5,670
    Interest Expense                                                                    (9,364)               (11,054)
                                                                                    -----------           -----------
(LOSS) INCOME BEFORE INCOME TAXES                                                      (48,379)               320,716

INCOME TAX                                                                                   -                      -
                                                                                --------------            -----------
NET (LOSS) INCOME                                                                   $  (48,379)             $ 320,716
                                                                                    ==========              =========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                                               9,624,690              9,624,690
                                                                                     =========              =========
NET (LOSS) INCOME PER COMMON SHARE                                                 $     (0.00)           $      0.03
                                                                                   ===========            ===========









                           The accompanying note is an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                           Three Months Ended March 31,
                                                                                           ----------------------------
                                                                                           2000                  1999
                                                                                     ----------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income                                                                       $ (48,379)           $320,716
Adjustments to Reconcile Net (Loss) Income to Net
  Cash (Used) Provided by Operating Activities
     Depreciation and Amortization                                                          5,368               9,698
Changes in Assets and Liabilities
     Trade Accounts Receivable                                                            (65,990)           (107,667)
     Prepaid Expenses and Other                                                             3,632               1,000
     Marketable Securities                                                                    (21)                913
     Accounts Payable                                                                         853             (45,135)
     Accrued Liabilities                                                                    6,069            (118,325)
Deferred Income                                                                             6,877             (21,244)
                                                                                           ------            --------
              NET CASH (USED) PROVIDED BY
                    OPERATING ACTIVITIES                                                  (91,591)             39,956
                                                                                         --------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of Equipment                                                                     (536)                  -
   Purchase of Treasury Stock                                                                   -              (2,935)
                                                                                               --          ----------
              NET CASH USED BY INVESTING ACTIVITIES                                          (536)             (2,935)
                                                                                            -----          ----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Principal Repayments on Lines of Credit                                                      -             (48,842)
   Borrowings Under Lines of Credit                                                        45,000                   -
   Borrowings From Shareholders                                                            40,000                   -
                                                                                          -------       -------------

              NET CASH PROVIDED (USED) BY FINANCING
                    ACTIVITIES                                                             85,000             (48,842)
                                                                                        ---------           ---------

(DECREASE) IN CASH                                                                         (7,127)            (11,821)
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                                               44,027             196,009
                                                                                        ---------           ---------
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                                            $  36,900            $184,188
                                                                                        =========            ========
SUPPLEMENTAL DISCLOSURE OF INTEREST AND
   INCOME TAXES PAID DURING THE PERIOD

      Interest                                                                         $    3,295          $   11,054
                                                                                       ==========          ==========
Income Taxes                                                                           $        -          $        -
                                                                                    =============        ============

                           The accompanying note is an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                          NOTE TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000

NOTE 1:          BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to financial statements included in the Annual Report on Form 10-K of KnowledgeBroker, Inc. for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

Three Months Ended March 31, 2000, Compared to Three Months Ended March 31, 1999

Because of the cost of Support desk services, the Company determined to reduce support desk services and emphasize Sales and licensing of software in 1999. Additionally, prior to the Company determining to reduce Support desk services, the first quarter of the year usually reflected strong revenues because of the introduction of computer and software products in the holiday season that required support. Accordingly, revenue from Support desk services declined to $98,278 in the first quarter of 2000 compared to $509,464 in the first quarter of 1999. Furthermore, revenue from software sales and licensing also declined in the first quarter of 2000 to $111,083 from $130,123 in the first quarter of 1999 largely because of the favorable timing of software sales and licensing in the first quarter of 1999 and the unfavorable timing of software sales and licensing in the first quarter of 2000.

Revenues for the first quarter of 1999 were $639,587 compared to $209,361 in the first quarter of 2000, and gross profit in the first quarter of 1999 was $512,129 compared to gross profit of $120,745 in the first quarter of 2000.

Selling general and administrative expenses also declined in 2000, to $155,985, when compared to the $176,331 in the first quarter of 1999, largely reflecting the reduced management effort required for decreased Support desk services.

The large gross profit in the first quarter of 1999 absorbed the Company's expenses resulting in Net income of $320,716 in the 1999 period compared to a loss of $48,379 in the first quarter of 2000.

Liquidity and Capital Resources

The Company's operating capital has been provided by operations, the issuance of stock and bank lines of credit, supplemented by stockholder loans. The Company's long-term continuation depends upon its ability to generate profits. Because the Company's losses have largely been funded with debt, its ongoing ability to survive will depend upon its ability to increase revenues. The Company's emphasis upon software and license revenues makes cash flows less even because revenues are tied to large sales rather than continued, daily services.

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

                                 KnowledgeBroker, Inc.

May 17, 2000                     /s/__Sharon Stanley
                                 -----------------------------------
                                 Sharon Stanley,
                                 Principal Financial Officer