Form 10QSB
period 2000-06-30
KNOWLEDGEBROKER INC
filed 2000-08-22
CIK 948280

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended June 30, 2000

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,711,090

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              KNOWLEDGEBROKER, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                    June  30,          December 31,
                                                                                      2000                   1999
                                                                                  --------------       -----------------
                                                                                  (Unaudited)

CURRENT ASSETS
    Cash and Cash Equivalents                                                      $  15,459             $  44,027
    Marketable Securities                                                             51,547                51,504
    Accounts Receivable - Trade, net of allowance
        for doubtful accounts of $5,000 in 2000 and 1999                              86,522               102,111
    Prepaid Expenses                                                                   3,185                18,157
                                                                                    --------              --------

                TOTAL CURRENT ASSETS                                                 156,713               215,799
                                                                                    --------              --------

PROPERTY AND EQUIPMENT                                                               312,005               311,469
    Less Accumulated Depreciation and Amortization                                  (280,572)             (270,193)
                                                                                    --------              --------
                   NET PROPERTY AND EQUIPMENT                                         31,433                41,276
                                                                                     -------             ---------

OTHER ASSETS                                                                           3,089                 3,089
                                                                                    --------              --------
                TOTAL ASSETS                                                        $191,235              $260,164
                                                                                    ========              ========


















                                   (Continued)

                           The accompanying note is an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                   June  30,             December 31,
                                                                                      2000                 1999
                                                                                 --------------      ----------------
                                                                                (Unaudited)

CURRENT LIABILITIES
    Notes Payable                                                            $   320,000             $  275,000
    Accounts Payable                                                              98,346                 86,269
    Accrued Expenses                                                              41,852                106,689
    Deferred Income                                                              136,226                168,455
        ----------------------
                TOTAL CURRENT LIABILITIES                                        596,424                636,413

NOTES PAYABLE - SHAREHOLDERS                                                     116,250                      -

COMMITMENTS AND CONTINGENCIES - Note 2                                                 -                      -
                                                                                --------               --------
            TOTAL LIABILITIES                                                    712,674                636,413
                                                                              ----------               --------

STOCKHOLDERS' DEFICIT

    Preferred Stock, $0.01 par value, 5,000,000 shares authorized                      -                     -
    Common Stock, $0.01 par value, 25,000,000 shares authorized,
        9,711,090 and 9,624,690 shares issued in 2000 and 1999,
        respectively                                                              97,111                 96,247
    Additional Paid-In Capital                                                 1,272,149              1,262,213
    Retained Deficit                                                          (1,881,029)            (1,725,039)
    Treasury Stock, at cost, 11,000 shares                                        (9,670)                (9,670)
                                                                            ------------           ------------
                TOTAL STOCKHOLDERS' DEFICIT                                     (521,439)              (376,249)
                                                                               ---------             ----------


                TOTAL LIABILITIES AND STOCKHOLDERS'
                   DEFICIT                                                   $   191,235             $  260,164
                                                                             ===========             ==========






                           The accompanying note is an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                            Three Months Ended June 30,          Six Months Ended June 30,
                                                            ---------------------------      -----------------------------
                                                              2000            1999               2000           1999
                                                            ----------      ---------          --------       ---------

REVENUES
    Support Desk Services                                   $   47,806     $   69,962         $ 146,084       $ 579,426
    Software Sales                                              85,159        168,966           196,242         299,089
                                                            ----------      ---------          --------       ---------
                   TOTAL REVENUES                              132,965        238,928           342,326         878,515

DIRECT PERSONNEL COST OF
    SUPPORT DESK SERVICES

    SERVICES AND SOFTWARE SALES                                 60,699        122,918           149,315         250,376
                                                            ----------      ---------          --------       ---------

                REVENUES,

                   NET OF DIRECT COSTS                          72,266        116,010           193,011         628,139
                                                             ---------      ---------         ---------       ---------

EXPENSES

    Selling, General and Administrative                        156,937        172,771           312,922         349,101
    Depreciation and Amortization                                5,011          9,640            10,379          19,338
                                                            ----------     ----------         ---------      ----------

                TOTAL EXPENSES                                 161,948        182,411           323,301         368,439
                                                              --------      ---------        ----------       ---------

                OPERATING
                    (LOSS) INCOME                              (89,682)       (66,401)         (130,290)        259,700

OTHER INCOME (EXPENSE)

    Interest and Other Income                                    2,530          8,050             4,123          13,720
    Interest Expense                                           (20,459)        (7,343)          (29,823)        (18,397)
                                                            ----------      ---------          --------       ---------

(LOSS) INCOME BEFORE
     INCOME TAXES                                             (107,611)       (65,694)         (155,990)        255,023

 INCOME TAX                                                          -              -                 -               -
                                                            ----------      ---------          --------       ---------

NET (LOSS) INCOME                                            $(107,611)    $  (65,694)        $(155,990)      $ 255,023
                                                             =========     ==========         =========       =========
WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING                                              9,646,290      9,624,690         9,637,033       9,624,690
                                                             =========      =========         =========       =========
NET (LOSS) INCOME PER
     COMMON SHARE                                           $     (.01)     $   (0.01)        $    (.02)      $    0.03
                                                            ============    =========         =========       =========





                           The accompanying note is an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                          Six Months Ended June 30,

                                                                                              2000              1999
                                                                                         ---------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net Income (Loss)                                                                        $(155,990)       $255,023
   Adjustments to Reconcile Net  Income (Loss) to Net
      Cash Provided (Used) by Operating Activities

         Depreciation and Amortization                                                         10,379          19,338
Issuance of Common Stock for Payment
           of Interest                                                                         10,800               -
      Changes in Assets and Liabilities
         Trade Accounts Receivable                                                             15,589         161,184
Prepaid Expenses                                                                               14,972           1,000
         Accounts Payable                                                                      12,077         (73,813)
         Accrued Liabilities                                                                  (64,837)       (175,081)
         Marketable Securities                                                                    (43)          3,536
Deferred Income                                                                               (32,229)        (42,725)
                                                                                             --------       ---------
                 NET CASH PROVIDED (USED) BY
                    OPERATING ACTIVITIES                                                     (189,282)        148,462
                                                                                            ---------        --------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of Property and Equipment                                                            (536)         (4,894)
   Purchase of Treasury Stock                                                                       -          (5,571)
                                                                                                -----       ---------

                 NET CASH USED BY INVESTING ACTIVITIES                                           (536)        (10,465)
                                                                                              -------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Borrowings Under Lines of Credit                                                            45,000               -
   Principal Repayments on Lines of Credit                                                          -        (100,342)
   Loans from Shareholders                                                                    116,250               -
                                                                                             --------        --------

                 NET CASH PROVIDED (USED) BY FINANCING
                    ACTIVITIES                                                                161,250        (100,342)
                                                                                             --------        --------

INCREASE (DECREASE) IN CASH                                                                   (28,568)         37,655

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                                                   44,027         196,009
                                                                                             --------        --------

CASH AND CASH EQUIVALENTS AT END
    OF PERIOD                                                                              $   15,459        $233,664
                                                                                           ==========        ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND
   INCOME TAXES PAID DURING THE PERIOD

      Interest                                                                             $   12,611       $  18,397
                                                                                           ==========       =========
      Income Taxes                                                                         $        -       $       -
                                                                                           ==========       =========


                           The accompanying note is an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                          NOTE TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                  JUNE 30, 2000

NOTE 1: BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to financial statements included in the Annual Report on Form 10-K of KnowledgeBroker, Inc. for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30,2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 2: LITIGATION

     A summary judgment in the amount of $982,581 plus accrued interest was entered against KnowledgeBroker, Inc. ("KBI") in June 2000. This judgment against KBI is being vigorously contested by a countersuit. The outcome of the countersuit is yet uncertain and cannot be estimated.

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

Six Months Ended June 30, 2000, Compared to Six Months Ended June 30, 1999

Because of the cost of Support desk services, the Company determined to reduce support desk services and emphasize Sales and licensing of software in 1999. Additionally, prior to the Company determining to reduce Support desk services, the first quarter of the year usually reflected strong revenues because of the introduction of computer and software products in the holiday season that required support. Accordingly, revenue from Support desk services declined to $146,084 in the first half of 2000 compared to $579,426 in the first half of 1999. Furthermore, revenue from software sales and licensing also declined in the first half of 2000 to $196,242 from $299,089 in the first half of 1999 largely because of the favorable timing of software sales and licensing in the first half of 1999 and the unfavorable timing of software sales and licensing in the first half of 2000.

Revenues for the first half of 1999 were $878,515 compared to $342,326 in the first half of 2000, and gross profit in the first half of 1999 was $628,139 compared to gross profit of $193,011 in the first half of 2000.

Selling, general and administrative expenses also declined in 2000, to $312,922, when compared to the $349,101 in the first half of 1999, largely reflecting the reduced management effort required for decreased Support desk services.

The large gross profit in the first half of 1999 absorbed the Company's expenses resulting in Net income of $255,023 in the 1999 period compared to a loss of $155,990 in the first half of 2000.

Liquidity and Capital Resources

The Company's operating capital has been provided by operations, the issuance of stock and bank lines of credit, supplemented by stockholder loans. The Company's long-term continuation depends upon its ability to generate profits. Because the Company's losses have largely been funded with debt, its ongoing ability to survive will depend upon its ability to increase revenues which have declined throughout 2000. This default judgment entered against the Company in June 2000 could possibly add to the Company's liquidity problems. The Company's emphasis upon software and license revenues makes cash flows less even because revenues are tied to large sales rather than continued, daily services.

                           PART II - OTHER INFORMATION

Item 5.  Other Matters

On May 30, 2000 Software Affiliates Company filed an Affidavit of Foreign Judgment in the Second Judicial District Court of the State of Nevada in and for the Court of Washoe against KnowledgeBroker, Inc. This affidavit was filed to enforce a default judgment entered in the Superior Court of the State of California for the County of Los Angeles against KnowledgeBroker, Inc. in the amount of $982,580.62. The California judgment is being vigorously challenged on numerous procedural and substantive grounds and arises from litigation originally filed against Software Affiliates Company by KnowledgeBroker, Inc. for nonpayment of a receivable owed by Software Affiliates Company.

Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits Index

                   Exhibit 27 - Financial Data Schedule

          (b) Reports on Form 8-K: None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 KnowledgeBroker, Inc.

August 22, 2000                  /s/  Sharon Stanley
                                 -----------------------------------
                                 Sharon Stanley,
                                 Principal Financial Officer