Form 10QSB
period 2000-09-30
KNOWLEDGEBROKER INC
filed 2000-11-13
CIK 948280

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from __________________ to ______________

Commission file number: 0-26626

                              KnowledgeBroker, Inc.
-------------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

                Nevada                                   84-0856578
---------------------------------------------- --------------------------------
    (State or other jurisdiction of                    (IRS Employer
     incorporation or  organization)                Identification No.)


13295 Mira Loma Road, Reno, NV                              89511
-------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (775) 852-5711
-------------------------------------------------------------------------------
                         (Registrant's telephone number)

------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

                              KNOWLEDGEBROKER, INC.


                                 BALANCE SHEETS


                                     ASSETS

                                                                            September 30,      December 31,
                                                                               2000                1999
                                                                         ----------------      ------------
                                                                           (Unaudited)

CURRENT ASSETS
   Cash and Cash Equivalents                                                  $   38,703         $   44,027
   Marketable Securities                                                          51,547             51,504
   Accounts Receivable - Trade, net of allowance
     for doubtful accounts of $5,000 in 2000 and 1999                             93,995            102,111
   Prepaid Expenses                                                                3,185             18,157
                                                                               ---------          ---------

              TOTAL CURRENT ASSETS                                               187,430            215,799
                                                                               ---------          ---------


PROPERTY AND EQUIPMENT                                                           312,005            311,469
   Less Accumulated Depreciation and Amortization                               (285,601)          (270,193)
                                                                               ---------          ---------

              NET PROPERTY AND EQUIPMENT                                          26,404             41,276
                                                                               ---------          ---------


OTHER ASSETS                                                                       3,089              3,089
                                                                               ---------          ---------

              TOTAL ASSETS                                                    $  216,923         $  260,164
                                                                               =========          =========








                                   (Continued)

                          The accompanying notes are an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                      LIABILITIES AND STOCKHOLDERS' DEFICIT



                                                                                     September 30,      December 31,
                                                                                         2000              1999
                                                                                   ---------------    --------------
                                                                                    (Unaudited)

   CURRENT LIABILITIES
   Notes Payable                                                                     $    327,000       $    275,000
   Accounts Payable                                                                       115,011             86,269
   Accrued Expenses                                                                     1,049,642            106,689
   Deferred Income                                                                         78,484            168,455
                                                                                      -----------        -----------

              TOTAL CURRENT LIABILITIES                                                 1,570,137            636,413

NOTES PAYABLE - SHAREHOLDERS                                                              165,250                  -

COMMITMENTS AND CONTINGENCIES - Note 2                                                          -                  -
                                                                                      -----------        -----------

              TOTAL LIABILITIES                                                         1,735,387            636,413
                                                                                      -----------        -----------

STOCKHOLDERS' DEFICIT
   Preferred Stock, $0.01 par value, 5,000,000 shares authorized                                -                  -
   Common Stock, $0.01 par value, 25,000,000 shares authorized,
     9,711,090 and 9,624,690 shares issued in 2000 and 1999,
     respectively                                                                          97,111             96,247
   Additional Paid-In Capital                                                           1,272,149          1,262,213
   Retained Deficit                                                                    (2,878,054)        (1,725,039)
   Treasury Stock, at cost, 35,000 shares                                                  (9,670)            (9,670)
                                                                                      -----------        -----------

              TOTAL STOCKHOLDERS' DEFICIT                                              (1,518,464)          (376,249)
                                                                                      -----------        -----------

              TOTAL LIABILITIES AND STOCKHOLDERS'
                  DEFICIT                                                            $    216,923       $    260,164
                                                                                      ===========        ============













                          The accompanying notes are an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three Months Ended September 30,         Nine Months Ended September 30,
                                            ------------------------------------     ------------------------------------
                                                  2000                  1999               2000                1999
                                            ----------------    ----------------     ----------------     ---------------

REVENUES
   Support Desk Services                        $    49,947         $    35,039        $      196,031         $   614,465
   Software Sales                                   124,381             152,506               320,623             451,595
                                                 ----------          ----------         -------------          ----------

         TOTAL REVENUES                             174,328             187,545               516,654           1,066,060
                                                 ----------          ----------         -------------          ----------

DIRECT PERSONNEL COST
   OF SUPPORT DESK
   SERVICES AND SOFTWARE
   SALES                                             48,931              89,254               198,246             339,630
                                                 ----------          ----------         -------------          ----------

         REVENUES,
           NET OF DIRECT COST                       125,397              98,291               318,408             726,430
                                                 ----------          ----------         -------------          ----------

EXPENSES
   Selling, General and
     Administrative                                 105,749             153,069               418,671             502,172
   Litigation Expense                               982,581                   -               982,581                   -
   Depreciation and Amortization                      5,029               9,191                15,408              28,528
                                                 ----------          ----------         -------------          ----------

         TOTAL EXPENSES                           1,093,359             162,260             1,416,660             530,700
                                                 ----------          ----------         -------------          ----------

         OPERATING (LOSS)
              INCOME                               (967,962)            (63,969)           (1,098,252)            195,730

OTHER INCOME (EXPENSE)
   Interest and Other Income                            915               5,233                 5,038              18,953
   Interest Expense                                 (29,978)             (6,673)              (59,801)            (25,070)
                                                 ----------          ----------         -------------          ----------

(LOSS) INCOME BEFORE
   INCOME TAXES                                    (997,025)            (65,409)           (1,153,015)            189,613

INCOME TAX                                                -                   -                     -                   -
                                                 ----------          ----------         -------------          ----------

NET (LOSS) INCOME                               $  (997,025)        $   (65,409)       $   (1,153,015)        $   189,613
                                                 ==========-         ==========         =============          ==========

WEIGHTED AVERAGE
   NUMBER OF COMMON
   SHARES OUTSTANDING                             9,711,090           9,624,690             9,650,610           9,624,690
                                                 ==========          ==========         =============          ==========

NET (LOSS) INCOME PER
   COMMON SHARE                                 $    (0.10)         $    (0.01)        $       (0.12)         $      0.02
                                                 ==========          ==========         =============          ==========



                          The accompanying notes are an
                   integral part of these financial statements
                                       F-3

                              KNOWLEDGEBROKER, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Nine Months Ended September 30,
                                                                                 -----------------------------------
                                                                                        2000                 1999
                                                                                 ----------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net (Loss) Income                                                                $  (1,153,015)        $  189,613
   Adjustments to Reconcile Net (Loss) Income to Net
     Cash Used by Operating Activities
         Depreciation and Amortization                                                     15,408             28,528
         Issuance of Common Stock for Payment of Interest                                  10,800                  -
   Changes in Assets and Liabilities
     Trade Accounts Receivable                                                              8,116            140,270
     Prepaid Expenses                                                                      14,972              1,000
     Accounts Payable                                                                      28,742            (54,752)
     Accrued Liabilities                                                                  942,953           (237,026)
     Deferred Income                                                                      (89,971)           (88,367)
     Marketable Securities                                                                    (43)             3,519
                                                                                     ------------          ---------

              NET CASH USED BY
                 OPERATING ACTIVITIES                                                    (222,038)           (17,215)
                                                                                     ------------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Property and Equipment                                                        (536)            (8,621)
   Purchase of Treasury Stock                                                                   -             (5,571)
                                                                                     ------------          ---------

              NET CASH USED BY INVESTING ACTIVITIES                                          (536)           (14,192)
                                                                                     ------------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal Repayments on Lines of Credit                                                    -           (100,342)
     Borrowings Under Lines of Credit                                                      52,000                  -
     Loans from Shareholders                                                              165,250                  -
                                                                                     ------------          ---------
              NET CASH PROVIDED (USED) BY FINANCING
                  ACTIVITIES                                                              217,250           (100,342)
                                                                                     ------------          ---------

(DECREASE) IN CASH                                                                         (5,324)          (131,749)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
     PERIOD                                                                                44,027            196,009
                                                                                     ------------          ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $      38,703         $   64,260
                                                                                     ============          =========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND
   INCOME TAXES PAID DURING THE PERIOD
     Interest                                                                       $      28,819         $   25,070
                                                                                     ============          =========
     Income Taxes                                                                   $           -         $        -
                                                                                     ============          =========

                          The accompanying notes are an
                   integral part of these financial statements

                              KNOWLEDGEBROKER, INC.

                          NOTE TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2000


NOTE 1: BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to financial statements included in the Annual Report on Form 10-K of KnowledgeBroker, Inc. for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30,2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 2: LITIGATION

     A summary judgment in the amount of $982,581 was entered against KnowledgeBroker, Inc. ("KBI") in September 2000 and has been accrued in these unaudited financial statements. This judgment against KBI is being contested and vigorously explored.

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

Nine Months Ended September 30, 2000, Compared to Nine Months Ended September 30, 1999

Because of the cost of Support desk services, the Company determined to reduce support desk services and emphasize Sales and licensing of software in 1999. Additionally, prior to the Company determining to reduce Support desk services, the first quarter of the year usually reflected strong revenues because of the introduction of computer and software products in the holiday season that required support. Accordingly, revenue from Support desk services declined to $196,031 in the first nine months of 2000 compared to $614,465 in the first nine months of 1999. Furthermore, revenue from software sales and licensing also declined in the first nine months of 2000 to $320,623 from $451,595 in the first nine months of 1999 largely because of the favorable timing of software sales and licensing in the first nine months of 1999 and the unfavorable timing of software sales and licensing in the first nine months of 2000.

Revenues for the first nine months of 1999 were $1,066,060 compared to $516,654 in the first nine months of 2000, and gross profit in the first nine months of 1999 was $726,430 compared to gross profit of $318,408 in the first nine months of 2000.

Selling, general and administrative expenses also declined, excluding litigation expense, in 2000, to $434,079, when compared to the $530,700 in the first nine months of 1999, largely reflecting the reduced management effort required for decreased Support desk services. In the third quarter of 2000, the Company accrued $982,581 in connection with litigation against the Company commenced in the second quarter of 2000.

For the first nine months of 1999 Company had a Net income of $189,613 compared to a loss of $1,153,015 in the first nine months of 2000 of which $982,581 was litigation expense.

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



                                            KnowledgeBroker, Inc.

November 8, 2000                            /s/__Sharon Stanley________________
                                            -----------------------------------
                                            Sharon Stanley,
                                            Principal Financial Officer