Form 10KSB
period 2000-12-31
KNOWLEDGEBROKER INC
filed 2001-05-08
CIK 948280

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 50549

                                   Form 10-KSB
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the transition period from _______ to ____________

      Commission file number 0-26626
                              KnowledgeBroker, Inc.
-------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                                     Nevada
-------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   84-0856578
-------------------------------------------------------------------------------
                      (I.R.S. Employer identification No.)

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

                               Title of each class

                                  Common Stock


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter
period that the registrant was required to file such reports. Yes       No X
                                                                ----     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year $690,628

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 13, 2000. $117,719

State the number shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 10,531,771

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

COMPETITION

There are numerous providers of help desk services that provide services through call centers and on-line help services. Management of the Company believes that this market is highly fractured with no large or dominant entity. Many large providers of personal computers and computer related hardware and software frequently furnish these services internally and Management of the Company believes that these entities are potential clients for the Company's software products and services.

EMPLOYEES

The Company employees five people in its help desk services in Carrollton, Texas and another three individuals that are executives or marketing. Additional resources are brought in on an outsourcing basis as needed.

Item 2. Description of Property.

         The Company's main operating facility is located in Carrollton, Texas. The Carrollton facility covers approximately 3,500 square feet and the monthly rent is $3,580. The lease commenced October 16, 1995 and is for a term of five years. The Company's principal executive offices are located in Reno, Nevada and it also has operations in South Pasadena, California.

Item 3. Legal Proceedings.

On May 30, 2000 Software Affiliates Company filed an Affidavit of Foreign Judgment in the Second Judicial District Court of the State of Nevada in and for the Court of Washoe against KnowledgeBroker, Inc. This affidavit was filed to enforce a default judgment entered in the Superior Court of the State of California for the County of Los Angeles against KnowledgeBroker, Inc. in the amount of $982,580.62. The California judgment may be challenged on numerous procedural and substantive grounds and arises from litigation originally filed against Software Affiliates Company by KnowledgeBroker, Inc. for nonpayment of a receivable owed by Software Affiliates Company.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable

                                      PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's common stock is listed over the counter and is traded under the symbol KBIZ.

The following table set forth the high and low bid and cash prices of the Company's Common Stock for each calendar quarter in 2000 and 1999 as reported by
NASDAQ:

2000                           Ask                            Bid

                        High          Low              High          Low

First Quarter           1.5          0.00             0.438         0.00
Second Quarter          1.125        0.00             0.188         0.00
Third Quarter           0.75         0.00             0.125         0.00
Fourth Quarter          0.62         0.3              0.188         0.125



1999                           Ask                            Bid

                        High          Low              High          Low

First Quarter           0.5625       0.375            0.250         0.125
Second Quarter          1.3125       0.375            0.75          0.250
Third Quarter           1.000        0.250            0.750         0.125
Fourth Quarter          0.5625       0.5625           0.125         0.125



As of April 13, 2001, there were approximately 640 holders of record of the Company's common stock, according to the records provided by the transfer agent.


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

Year Ended December 31, 2000, Compared to Year Ended December 31, 1999

The Company incurred a loss $1,246,208 in fiscal 2000. The most significant factor in this loss was a default judgment entered against the Company in the amount of $982,581.

In fiscal 2000 the Company continued to restructure its operations resulting in a decrease in revenues from $1,261,823 in 1999 to $690,500 in 2000. The decrease in revenues in fiscal 2000 occurred in both software sales and Support desk services with Support desk services revenues declining from $660,548 in 1999 to $213,872 in 2000 and software sales declining from $601,275 in 1999 to $476,628. The Company has begun to emphasize software sales because of that product's greater margins although the Company continues to sell Support desk services.

Selling, general and administrative expenses declined in 2000 to $627,018 from $772,590 reflecting a reduction in selling expenses.

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

Liquidity and Capital Resources

The Company's operating capital has been provided by operations, the issuance of stock, bank lines of credit and Director's loans. The Company's long-term continuation depends upon its ability to generate profits. Because the Company's losses have largely been funded with debt, its ongoing ability to survive will depend upon its ability to increase revenues. The Company's emphasis upon software and license revenues makes cash flows less even because revenues are tied to large sales rather than continued, daily services. The judgment against the Company, while being contested could result in the Company's ceasing to operate.

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

         Name             Age          Positions(s)
         ----             ---          ------------

Brad Stanley              51           President, Treasurer and Director

Sharon Stanley            61           Finance Director, Secretary and Director

Gail Wetmore              54           Vice President and Director

        Set forth below is a description of the backgrounds of the executive officers and directors of the Company.

        Brad Stanley has served as the President, Secretary and director of the Company since the transaction with KBI in April 1995. Prior to such transaction, Mr. Stanley had served as the President, Chief Executive Officer and director of KBI since May 1992, and as Chairman of the Board since October 1992. Mr. Stanley was also involved in the development of the predecessor business of KBI before its incorporation. Prior to founding KBI, Mr. Stanley was involved in building knowledge distribution technologies while employed in several positions by GTE for over ten years, where he worked closely with support desks and expert systems to continually refine support technology. Mr. Stanley was selected to head the GTE TELOPS National Advanced Technology Group. Before his involvement with the National Advanced Technology Group, Mr. Stanley was employed by GTE in various other capacities, including computer programming and systems analysis, where his responsibilities included developing organizational structures, products and services for start-up and other organizations. Brad Stanley and Sharon Stanley are husband and wife.

        Sharon Stanley has been Finance Director of the Company since 1995 and became a director and Secretary of the Company in April 1999. Prior to joining the Company in 1995, Ms. Stanley was Senior Vice President of Human Resources of Chiat/Day Advertising, an international advertising agency. Ms. Stanley joined Chiat/Day in 1975. Sharon Stanley and Brad Stanley are husband and wife.

        Gail Wetmore has served as Marketing Director of the Company since February of 1995. She became a Director and Vice President of the Company in April 1999.

        The Company's Bylaws provide that directors may be receive compensation for their services and reimbursement for their expenses as the Board of Directors may establish by resolution. This right has not been exercised.

Item 10. Executive Compensation.

        The following table sets forth the cash and non-cash compensation paid by KBI to its President and Executive Vice President for the fiscal years ended December 31, 2000, 1999, and 1998. No other officers or directors received cash or non-cash compensation in excess of $100,000 for the fiscal years ended December, 2000, 1999 and 1998.


Name and Principal Position                 Year             Annual Compensation
Brad Stanley, President                     2000             $125,000(1)
                                            1999             $125,000(2)
                                            1998             $135,000(3)

(1) Includes $21,250 in cash and a 12% note of $103,750, interest payable quarterly in Company common stock or cash, due June 2001.
(2) Includes $53,750 in cash and an 18.0% note of $71,250, interest payable in 102,600 shares of Company common stock at $0.125 per share, due June 2001.
(3) Includes $60,000 in cash and 89,041 shares of the Company's stock with each share valued at $1.25 per share.

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

   Because results of operations were not strong, Mr. Stanley reduced his compensation to $125,000 in 1997. The contract has been extended through the year 2002.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

   The following table sets forth certain information as of December 31, 2000 with regard to the beneficial ownership of Common Stock by (i) each person known to the Company to be the beneficial owner of 5% or more of its outstanding Common Stock, (ii) by the officers, directors and key employees of the Company individually, and (iii) by the officers and directors as a group.

Name                                   Number of shares Owned         Percent

Brad Stanley                           7,133,618(1)                   72.2%
13295 Mira Loma Road
Reno, Nevada, 89511

Brad and Sharon Stanley, J. Ten.         246,400                       2.5%
13295 Mira Loma Road
Reno, Nevada, 89511

Sharon Stanley                           134,813(2)                    1.4%
13295 Mira Loam Road
Reno, Nevada, 89511

Gail Wetmore                              92,100(3)                    0.9%
1003 Diamond, Suite 206
South Pasadena, CA 91030

All directors and executive officers
as a group (3) people                  7,606,931                      77.0%

(1) Excludes 207,534 shares owned by an affiliate of Sharon Stanley of which Brad Stanley is an officer and excludes 15,000 shares owned by Sharon Stanley and 10,000 shares owned by a child of Brad Stanley. Mr. Stanley disclaims beneficial ownership in these shares.

(2) Excludes 7,133,618 shares owned by Brad Stanley as to which Sharon Stanley disclaims beneficial ownership.

(3) Excludes 17,940 shares owned by husband and 2,000 shares owned by daughter as to which Ms. Wetmore disclaims beneficial ownership.

Item 12. Certain Relationships and Related Transactions.

      The Company has a $250,000 line of Credit with Union Planter Bank. This line is secured by the Company's Accounts Receivable and assets. Subsequent to December 31, 2000 the line of credit was converted to a note. In addition, Brad Stanley and Sharon Stanley have personally guaranteed this line of credit and have additionally secured the line of credit with a $50,000 certificate of deposit. Neither of the Stanley's have been compensated for guaranteeing or securing this line of credit.

Item 13. Exhibits and Reports on Form 8-K.

(a) Financial Statements

The following financial statements are included herewith:

                                                                  Page

    Report of Independent Certified Public Accountants            F-2
    Balance Sheets as of December 31, 2000 and 1999               F-3
    Statements of Operations for the years ended
        December 31, 2000 and 1999                                F-5
    Statements of Stockholders' Deficit for the years
        ended December 31, 2000 and 1999                          F-6
    Statements of Cash Flows for the years ended
        December 31, 2000 and 1999                                F-7
    Notes to Financial Statements                                 F-8

(b) Reports on Form 8-K

         None

                              KNOWLEDGEBROKER, INC.

                                TABLE OF CONTENTS




                                                                         Page

Report of Independent Certified Public Accountants                       F-2

Balance Sheets as of December 31, 2000 and 1999                          F-3

Statements of Operations for the years ended
December 31, 2000 and 1999                                               F-5

Statements of Stockholders' Deficit for the years
ended December 31, 2000 and 1999                                         F-6

Statements of Cash Flows for the years ended
December 31, 2000 and 1999                                               F-7

Notes to Financial Statements                                            F-8

                        Killman, Murrell & Company, P.C.
                          Certified Public Accountants

505 N. Big Spring, Suite 603   1931 E. 37th, Suite 7      14810 Le Grande Drive
   Midland, Texas  79701         Odessa, Texas 79762       Addison, Texas 75001
      (915) 686-9381           (915) 363-0067/550-4910        (972) 991-9324
    Fax (915) 684-6722           Fax (915) 363-0376       Fax (972) 991-9323


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
KnowledgeBroker, Inc.
Reno, Nevada 89510


We have audited the accompanying balance sheets of KnowledgeBroker, Inc., (a Nevada corporation) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KnowledgeBroker, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Killman, Murrell & Company, P.C.
Dallas, Texas
April 12, 2001

                              KNOWLEDGEBROKER, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                                     ASSETS

                                                                                         2000               1999
                                                                                    -------------      -------------
CURRENT ASSETS
   Cash and Cash Equivalents                                                        $     40,529      $      44,027
   Marketable Securities                                                                  44,165             51,504
   Accounts Receivable - Trade, net of allowance for doubtful accounts
     of $5,000 in 2000 and 1999                                                          171,950            102,111
   Prepaid Expenses                                                                            -             18,157
                                                                                    ------------      -------------

              TOTAL CURRENT ASSETS                                                       256,644            215,799
                                                                                    ------------            -------

PROPERTY AND EQUIPMENT - Note 2                                                          313,353            311,469
   Less Accumulated Depreciation and Amortization                                       (290,211)          (270,193)
                                                                                    ------------           --------

              NET PROPERTY AND EQUIPMENT                                                  23,142             41,276
                                                                                    ------------      -------------

OTHER ASSETS                                                                               3,089              3,089
                                                                                    ------------      -------------

                                                                                    $    282,875      $     260,164
                                                                                    ============      =============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Lines of Credit - Note 3                                                         $     250,000     $     255,000
   Stockholder Notes Payable - Note 3                                                     365,685            20,000
   Accounts Payable                                                                       116,282            86,269
   Accrued Expenses - Notes 4 and 10                                                      990,771           106,689
   Deferred Income                                                                         89,015           168,455
                                                                                    -------------     -------------

              TOTAL CURRENT LIABILITIES                                                 1,811,753           636,413
                                                                                    -------------     -------------

COMMITMENTS AND CONTINGENCIES - Notes 4 and 9                                                   -                 -

STOCKHOLDERS' DEFICIT
   Preferred Stock, $0.01 par value, 5,000,000 shares authorized,
     none issued                                                                                -                 -
   Common Stock, $0.01 par value, 25,000,000 shares authorized,
     10,531,771 and 9,624,690 shares issued in 2000 and 1999,
respectively                                                                              105,318            96,247
   Additional Paid-In Capital                                                           1,347,222         1,262,213
   Retained Deficit                                                                    (2,971,247)       (1,725,039)
   Treasury Stock, at cost, 40,000 and 35,000 shares,
     in 2000 and 1999, respectively                                                       (10,171)           (9,670)
                                                                                    -------------     -------------

              TOTAL STOCKHOLDERS' DEFICIT                                              (1,528,878)         (376,249)
                                                                                    -------------     -------------

              TOTAL LIABILITIES AND STOCKHOLDERS'
                  DEFICIT                                                           $     282,875     $     260,164
                                                                                    =============     =============

                          The accompanying notes are an
                   integral part of these financial statements
                                       F-3

                              KNOWLEDGEBROKER, INC.

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                         2000               1999
                                                                                    -------------      -------------

REVENUES
   Support Desk Services                                                           $      213,872     $     660,548
   Software Sales                                                                         476,628           601,275
                                                                                   --------------     -------------

              TOTAL REVENUE                                                               690,500         1,261,823

DIRECT PERSONNEL COST OF SUPPORT DESK SERVICES
   AND SOFTWARE SALES                                                                     229,960           408,092
                                                                                   --------------     -------------

              REVENUES, NET OF DIRECT COSTS                                               460,540           853,731
                                                                                   --------------     -------------

EXPENSES
   Selling, General and Administrative                                                    627,018           772,590
   Accrued Summary Judgment                                                               982,581                 -
   Depreciation and Amortization                                                           20,018            35,610
                                                                                   --------------     -------------

              TOTAL EXPENSES                                                            1,629,617           808,200
                                                                                   --------------     -------------

              OPERATING (LOSS) INCOME                                                  (1,169,077)           45,531

OTHER INCOME (EXPENSE)
   Interest and Other Income                                                                9,279            32,965
   Interest Expense                                                                       (79,484)          (31,512)
   Unrealized Loss on Marketable Securities                                                (6,926)                -
                                                                                   --------------     -------------

INCOME (LOSS) BEFORE INCOME TAX                                                        (1,246,208)           46,984

INCOME TAX - Note 6                                                                             -                 -
                                                                                   --------------     -------------

NET (LOSS) INCOME                                                                  $   (1,246,208)    $      46,984
                                                                                   ==============     =============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                                                   9,679,585         9,624,690
                                                                                   ==============     =============

NET (LOSS) INCOME PER COMMON SHARE                                                 $        (.13)     $        .00
                                                                                   =============      ============











                          The accompanying notes are an
                   integral part of these financial statements
                                       F-4

                              KNOWLEDGEBROKER, INC.

                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                    Common Stock             Paid-In-         Retained     Treasury
                                               Shares           Amount        Capital        (Deficit)       Stock        Total
                                             ------------       ------      -----------    -------------   -----------  ------------

BALANCE,
  DECEMBER 31, 1998                             9,624,690     $   96,247    $1,262,213     $(1,772,023)    $   (4,099)  $  (417,662)

      Purchase of 24,000 shares
        of Treasury Stock                               -              -             -               -         (5,571)       (5,571)


      Net Income - 1999                                 -              -             -          46,984              -        46,984
                                              -----------     ----------    -----------    -------------   -----------   -----------


BALANCE,
  DECEMBER 31, 1999                             9,624,690         96,247    $1,262,213      (1,725,039)        (9,670)     (376,249)


      Issuance of Common Stock
         for Interest - Note 7                    405,675          4,057        44,273               -              -        48,330


      Issuance of Common Stock
         for Compensation - Note 7                501,406          5,014        40,736               -              -        45,750


      Purchase of 5,000 shares of
         Treasury Stock                                 -              -             -               -           (501)         (501)


      Net Loss - 2000                                   -              -             -      (1,246,208)             -    (1,246,208)
                                              -----------     ----------    -----------    -------------   -----------  ------------


BALANCE,
   DECEMBER 31, 2000                           10,531,771     $  105,318    $1,347,222     $(2,971,247)    $  (10,171)  $(1,528,878)
                                              ===========     ==========    ===========    =============   ===========  ============
























                          The accompanying notes are an
                   integral part of these financial statements
                                       F-5

                              KNOWLEDGEBROKER, INC.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                         2000               1999
                                                                                    -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (Loss) Income                                                                $  (1,246,208)     $     46,984
   Adjustments to Reconcile Net (Loss) Income to Net
     Cash Used by Operating Activities
       Depreciation and Amortization                                                       20,018            35,610
       Stock Issued For Compensation and Interest                                          94,080                 -
       Unrealized Loss on Marketable Securities                                             6,926                 -
     Changes in Assets and Liabilities
       Accounts Receivable                                                                (69,839)          180,205
       Prepaid Expenses                                                                    18,157           (13,972)
       Accounts Payable                                                                    30,013           (34,937)
       Accrued Liabilities                                                                884,082          (179,526)
       Marketable Securities                                                                  413             3,500
       Deferred Income                                                                    (79,440)         (146,812)
                                                                                    -------------      ------------

              NET CASH (USED) BY OPERATING ACTIVITIES                                    (341,798)         (108,948)
                                                                                    -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of Equipment and Furniture                                                   (1,884)           (8,621)
     Purchase of Treasury Stock                                                              (501)           (5,571)
                                                                                    -------------      ------------

              NET CASH (USED) BY INVESTING ACTIVITIES                                      (2,385)          (14,192)
                                                                                    -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal Repayments on Lines of Credit                                              (57,000)          (48,842)
     Borrowings Under Lines of Credit                                                      52,000                 -
     Borrowings from Stockholders                                                         345,685            20,000
                                                                                    -------------      ------------

              NET CASH PROVIDED (USED) BY
FINANCING ACTIVITIES                                                                      340,685           (28,842)
                                                                                    -------------      ------------

DECREASE IN CASH                                                                           (3,498)         (151,982)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                             44,027           196,009
                                                                                    -------------      ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                            $      40,529      $     44,027
                                                                                    =============      ============

SUPPLEMENTAL DISCLOSURE OF INTEREST AND
   INCOME TAXES PAID DURING THE YEAR
     Interest                                                                       $      27,179      $     31,512
                                                                                    =============      ============
     Income Taxes                                                                   $           -      $          -
                                                                                    =============      ============







                          The accompanying notes are an
                   integral part of these financial statements
                                       F-6

                              KNOWLEDGEBROKER, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


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

Financial Instruments and Concentrations of Credit Risk

   In the normal course of business, the Company extends unsecured credit to virtually all of its customers. Management has provided an allowance for doubtful accounts, which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance of accounts receivable, the maximum exposure to the Company is the recorded amount on the books.

   The carrying amounts of accounts receivable, accounts payable, and notes payable approximate their fair values.

Cash and Cash Equivalents

   The Company considers all cash on hand and in banks, certificates of deposits and other highly liquid investments with original maturities of three months or less to be cash and cash equivalents.


                                   (Continued)
                                       F-7

                              KNOWLEDGEBROKER, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 2000 AND 1999


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Marketable Securities

   In 1999, marketable securities consist of preferred stock issued by a large financial institution. The equity securities were classified as "available for sale" and are stated at amortized cost, which approximates fair market value. Unrealized gains and losses resulting from changes in fair market value were reflected as a separate component of stockholders' equity and charged or credited to the statement of operations when realized. In December 2000, the marketable securities were reclassified from "available for sale " to "trading" securities in anticipation of the sale of these securities in early 2001. Unrealized losses are recognized in the statement of operations as of the transfer date.

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

Advertising Costs

   The Company has the policy of expensing advertising costs as incurred. Total advertising costs charged to expense was $500 and $6,835, for the years ended December 31, 2000 and 1999, respectively.


                                   (Continued)
                                       F-8

                             KNOWLEDGE BROKER, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 2000 AND 1999


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

   Certain accounts in the prior-year financial statement have been reclassified for comparative purposes to conform with the current year presentation.

NOTE 2:  PROPERTY AND EQUIPMENT

   A summary of property and equipment follows:
                                                  2000             1999
                                               ----------         ----------

       Furniture and Fixtures                  $   33,845         $   33,845
       Computer Equipment                         179,825            178,710
       Office Equipment                            20,753             20,520
       Automobiles                                 15,303             15,303
       Software Cost                               63,627             63,091
                                               ----------         ----------

                                               $  313,353         $  311,469
                                               ==========         ==========

NOTE 3:  LINES OF CREDIT AND STOCKHOLDER NOTES PAYABLE

   The Company's notes payable to financial institutions consisted of two lines of credit:

                                                                                       2000               1999
                                                                                  ------------        -----------
$250,000 line of credit at a bank, at Prime plus 1%(10.5% at December 31, 2000)
   due June 2001, secured by marketable securities, Company assets, and a personal guarantee by a stockholder. In February 2001, the marketable
   securities were sold for $43,074 which was applied to the principal.           $   250,000         $ 205,000

$50,000 line of credit at a bank, 5.826%, due by January 2000,
   secured by a stockholder's personal certificate of deposit                               -            50,000
                                                                                  ------------        ----------

                                                                                  $   250,000         $ 255,000
                                                                                  ============        ==========

The Company's notes payable to stockholders consisted of the following:
                                                                                         2000              1999
                                                                                  --------------      ----------
Note payable to a stockholder,  120 day note, renewable upon payment of interest of $3,600 payable in 28,800 shares of Company common
   stock  at $0.125 per share, due February 2001                                  $    20,000         $  20,000

18.00% note  payable to a  stockholder,  interest  payable in 102,600  shares of
   Company common stock at $0.125 per share, due June
   2001                                                                                71,250                 -



                                   (Continued)
                                       F-9

                              KNOWLEDGEBROKER, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 2000 AND 1999


NOTE 3:  LINES OF CREDIT AND STOCKHOLDER NOTES PAYABLE (CONTINUED)

                                                                                       2000              1999
                                                                                  --------------      -----------
Note payable to a stockholder,  120 day note, renewable upon payment of interest of $3,600 payable in 28,800 shares of Company common
   stock  at $0.125 per share, due February 2001                                  $   20,000          $        -

18.00% note  payable  to a  stockholder,  interest  payable  in 7,200  shares of
   Company common stock at $0.125 per share, due January
   2001                                                                                5,000                   -

Note payable to a stockholder,  120 day note, renewable upon payment of interest of $3,600 payable in 28,800 shares of Company common
   stock  at $0.125 per share, due February 2001                                      20,000                   -

18.00% note payable to a stockholder, interest payable quarterly in
   Company common stock or cash, due August 2001                                      22,000                   -

18.00% note payable to a stockholder, interest payable quarterly in
   shares of Company common stock or cash due September 2001                          27,000                   -

18.00% note payable to a stockholder, interest payable quarterly in
   Company common stock or cash, due October 2001                                     57,088                   -

12.00% note payable to a stockholder, due December 2001, note was repaid in January 2001, interest on the note was waived by
   stockholder                                                                        19,597                   -

12.00% note payable to a stockholder, interest payable quarterly in
   Company common stock or cash, due June 2001                                       103,750                   -
                                                                                  ----------          ----------

                                                                                  $  365,685          $   20,000
                                                                                  ==========          ==========

NOTE 4:  LITIGATION SETTLEMENT AND ACCRUED EXPENSES

   A summary judgment in the amount of $982,581 was entered against KBI in September 2000 and has been accrued in these financial statements. This judgment against KBI is being vigorously contested by a countersuit.

                              KNOWLEDGEBROKER, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 2000 AND 1999


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

   On July 24, 1995, the Company issued 9,500 units to one individual at a subscription price of $2.25 per unit. Each unit consisted of (i) one share of Common Stock, (ii) nine class A warrants which enable the holder to purchase one share of Common Stock for each such warrant at a price of $2.00 per share for a period of three months after July 24, 1995 unless extended, and (iii) ten class B warrants which enable the holder to purchase one share of Common Stock for each such warrant at a price of $3.00 per share for a period of three months after its issuance unless extended. By corporate resolution, the warrant exercise prices for class A and B warrants were reduced to $2.00 and $1.00, respectively. As of December 31, 1999, the individual had an aggregate of 95,000 class B warrants still available to be exercised. These warrants have been extended to December 31, 2001.

NOTE 6:  INCOME TAXES

   Deferred income tax assets and liabilities at December 31, 2000 and 1999 consist of the following:

                                               2000                 1999
                                           ----------           ----------

Current deferred tax asset                 $   425,543         $    83,200
Current deferred tax liability                       -                   -
Less valuation allowance                      (425,543)            (83,200)
                                           -----------         -----------

Net current deferred tax asset             $         -         $         -
                                           ===========         ===========

Non-current deferred tax asset             $   577,391         $   550,388
Non-current deferred tax liability              (2,924)             (4,702)
Less valuation allowance                      (574,467)           (545,686)
                                           -----------         -----------

Net non-current deferred tax asset         $         -         $         -
                                           ===========         ===========











                                   (Continued)
                                      F-11

                              KNOWLEDGEBROKER, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 2000 AND 1999


NOTE 6:  INCOME TAXES (CONTINUED)

   The current deferred tax asset results primarily from the deduction of allowances for doubtful accounts for financial reporting purposes to be deducted for Federal income tax purposes once written off , revenue deferred for financial reporting purposes, and the deduction of accrued summary judgments and accrued salaries of greater than 50% owners for financial reporting purposes to be deducted for Federal income tax purposes once paid. The non-current deferred tax asset results primarily from the benefit of net operating loss carryforwards. The non-current deferred tax liability results from the use of statutory accelerated tax depreciation and amortization methods for Federal income tax reporting purposes.

   The components of federal income tax expense are as follows:

                                        2000                1999
                                     ----------          ---------

Current                              $       -           $       -
Deferred                                     -                   -
                                     ---------           ---------

Total income tax expense             $       -           $       -
                                     =========           =========

   The Company's income tax expense differed from the statutory Federal rate of 34% in 2000 and 1999 as follows:

                                               2000                1999
                                            ----------          ---------

Statutory rate applied to (loss) income     $ (423,710)         $  15,975
   before income tax expense
Change in income taxes resulting from:
   Nondeductible Expenses                          495                292
   Valuation Allowances                        423,215            (16,297)
                                            ----------          ---------

Total income tax expense                    $        -          $       -
                                            ==========          =========

   Net operating loss carryforwards totaling approximately $1,221,000, which begins to expire in 2010, are available to offset the Company's future income tax liability.

NOTE 7:  COMMON STOCK AND RELATED PARTY TRANSACTIONS

   Stockholder loans arise in the normal course of business, and are interest bearing. Amounts due to stockholders include amounts due for compensation, contribution of assets at fair value, and expenses reimbursable to the stockholders. During 2000, the Company issued 405,675 shares of common stock for interest expense valued at $48,330 and 501,406 shares of common stock for compensation valued at $45,750.

   Issuances of common shares for compensation during 2000 were valued at the market value of the stock on the respective dates of issuance.




                                   (Continued)
                                      F-12

                              KNOWLEDGEBROKER, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 2000 AND 1999


NOTE 8:  ECONOMIC DEPENDENCE

   In 2000, the Company derived approximately 57.5% of its revenue from three
   (3) customers. In 1999, the Company derived approximately 60.9% of its revenue from two (2) customers.

   The following customers exceeded 10% of total revenues for their respective years:

                                        2000                 1999
                                      ----------           ------
        Microtek Lab, Inc.                  -                 46.9%
        Federal Warranty                 28.2%                   -
        Intel                            11.2%                   -
        Primus Knowledge Solutions       18.1%                14.0%
                                         -----                -----

                                         57.5%                60.9%
                                         =====                =====

NOTE 9:  COMMITMENTS AND CONTINGENCIES

Leases

   The Company leases its office facilities under a long-term operating lease agreement. The office lease commenced on October 1, 1995 and expired on September 30, 2000 and required monthly rental payments ranging from approximately $1,400 to $1,900 over the life of the lease. Since the expiration of the lease, the Company leases the space on a month-to-month basis. Rent expense for the years ended December 31, 2000 and 1999, amounted to $49,174 and $35,043, respectively.

Going Concern

   As reflected in the accompanying financial statements, the Company incurred a net loss of $1,246,208 during the year ended December 31, 2000, and as of that date, the Company's current liabilities exceeded its current assets by $1,555,109 and its total liabilities exceeded it total assets by $1,528,878. Those factors, as well as the uncertain conditions that the Company faces regarding its loan agreements and availability of operating capital, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company is developing a plan to reduce its liabilities through sales of assets and issuance of additional common stock to certain creditors and shareholders. The ability of the Company to continue as a going concern is dependent on acceptance of the plan by the Company's creditors and the Company's ability to raise sufficient capital to sustain its operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 10:  ACCRUED LIABILITIES

   At December 31, 2000 and 1999, accrued liabilities consisted of the following:

                                  2000                 1999
                                ----------           ------
Accrued Salaries                $   2,537           $106,689
Accrued Summary Judgment          982,581                  -
Accrued Interest                    5,653                  -
                                ---------           ---------

                                $ 990,771           $ 106,689
                                =========           =========

                                      F-13







                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KnowledgeBroker, Inc.


/s/ Brad Stanley
-----------------------
Brad Stanley, President


/s/ Sharon Stanley
-----------------------
Sharon Stanley, Principal Accounting and Financial Officer

Date: May 4, 2001

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brad Stanley                                 Director          May 4, 2001
-----------------------
Brad Stanley

/s/ Sharon Stanley                               Director          May 4, 2001
-----------------------
Sharon Stanley

                                                 Director          May 4, 2001
-----------------------
Gail Wetmore